Form 10-K
period 1993-12-31
PENNSYLVANIA GAS & WATER CO
filed 1994-03-24
CIK 77242

PART I


ITEM  l.  BUSINESS

GENERAL

    Pennsylvania Gas and Water Company ("PG&W"), a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), was incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company. PG&W is an operating public utility regulated by the Pennsylvania Public Utility Commission (the "PPUC") and is engaged in gas utility operations and water utility operations in northeastern Pennsylvania. As of December 31, 1993, PG&W had approximately 137,200 gas customers and 131,400 water customers.

    PG&W has four small wholly-owned subsidiaries: Trucksville Water Company, Shavertown and Kingston Township Water Company, Hillcrest Water Co. and Homesite Water Company, which are engaged in the distribution of water, and one wholly-owned subsidiary, Penn Gas Development Co., which was organized to promote the use of natural gas primarily by assisting in the financing of the development of property but which has been inactive in recent years.

    During recent years, PG&W's gas utility operations have generated about 75% of PG&W's operating revenues and slightly more than half its operating income.

    PG&W's gas operating revenues are highly seasonal and depend on certain factors that are beyond its control, such as the price of natural gas and the availability of markets for natural gas. Other factors include the weather, the effect of federal and state regulation, the effect of competition from other forms of energy, including electricity and oil, and the switching of customers to Pennsylvania produced gas. See "GAS BUSINESS-Transportation and Storage Service." During 1990 and 1991, PG&W's earnings from its gas utility operations were adversely affected by unseasonably warm weather. The number of heating degree days in 1990 and 1991 were 15.7% and 12.4%, respectively, below normal. However, the number of heating degree days for 1992 and 1993 were only 3.1% and 1.8%, respectively, below normal.

    Primarily as a result of the PPUC's approval since January 1, 1991, of rate increases designed to produce an aggregate of $35.8 million in additional annual water operating revenues, PG&W expects that its future water operating revenues and water operating income will represent a greater portion of its total operating revenues and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and "Industry Segments."

    As of December 31, 1993, PG&W employed approximately 975 persons. Certain of these employees also perform services for PEI and its subsidiaries, since certain of those companies have no employees other than officers.

INDUSTRY SEGMENTS

    The following tables set forth certain financial information concerning PG&W's industry segments for the years indicated.

                                                     Year Ended December 31,
                                                   1991       1992       1993
                                                     (Thousands of Dollars)
  GAS UTILITY OPERATIONS
    Operating revenues                           $138,465   $143,227   $153,325
    Operating expenses excluding income taxes:
      Cost of gas                                  77,801     77,720     86,557
      Depreciation                                  5,545      6,087      6,388
      Other operating expenses                     32,760     34,031     34,927
        Total                                     116,106    117,838    127,872
    Operating income before income taxes           22,359     25,389     25,453
    Income taxes                                    3,920      6,129      6,307
    Operating income                             $ 18,439   $ 19,260   $ 19,146
    Additions to utility plant                   $  9,359   $ 12,669   $ 13,325
    Identifiable assets at December 31 (a)       $229,593   $238,017   $285,596

  WATER UTILITY OPERATIONS
    Operating revenues                           $ 44,285   $ 48,651   $ 53,363
    Operating expenses excluding income taxes:
      Depreciation                                  4,234      4,769      5,911
      Other operating expenses                     26,022     27,347     29,292
      Deferred treatment plant costs, net            (664)      (294)    (1,532)
        Total                                      29,592     31,822     33,671
    Operating income before income taxes           14,693     16,829     19,692
    Income taxes                                    1,439      2,176      2,682
    Operating income                             $ 13,254   $ 14,653   $ 17,010
    Additions to utility plant                   $ 19,155   $ 44,352   $ 32,575
    Identifiable assets at December 31 (a)       $310,374   $379,989   $426,389

  TOTAL OPERATIONS
    Operating revenues                           $182,750   $191,878   $206,688
    Operating expenses excluding income taxes:
      Cost of gas                                  77,801     77,720     86,557
      Depreciation                                  9,779     10,856     12,299
      Other operating expenses                     58,782     61,378     64,219
      Deferred treatment plant costs, net            (664)      (294)    (1,532)
        Total                                     145,698    149,660    161,543
    Operating income before income taxes           37,052     42,218     45,145
    Income taxes                                    5,359      8,305      8,989
    Operating income                             $ 31,693   $ 33,913   $ 36,156
    Additions to utility plant                   $ 28,514   $ 57,021   $ 45,900
    Identifiable assets at December 31 (a)       $539,967   $618,006   $711,985
    Other assets at December 31 (b)                24,550     11,866     14,323
        Total assets                             $564,517   $629,872   $726,308

  (a) Includes allocated common plant and is net of the respective accumulated depreciation.

  (b) Composed primarily of investments, cash and special deposits, a $15.0 million intercompany advance to PEI in 1991, which was repaid in January, 1992, prepayments and unallocated deferred charges.


    Operating income from gas utility operations increased $821,000 (4.5%) from $18.4 million in 1991 to $19.3 million in 1992, due primarily to a $4.8 million increase in gross margin (gas operating revenues less the cost of gas), the effect of which was largely offset by increases in other operating expenses, depreciation and income and gross receipts taxes. Operating income from gas utility operations decreased $113,000 (0.6%) from $19.3 million in 1992 to $19.1 million in 1993, primarily as a result of increases in other operations and maintenance expenses, depreciation, and income and gross receipts taxes, the effects of which were largely offset by a $1.3 million increase in the gross margin. The lower level of additions to gas utility plant in 1991 was principally the result of variations in the timing of expenditures for mains and services.

    Operating income from water utility operations increased $1.4 million (10.6%) from $13.3 million in 1991 to $14.7 million in 1992, due primarily to the rate increases which the PPUC allowed for customers in the Scranton Water Rate Area effective March 23, 1991, and for customers in the Spring Brook Water Rate Area served exclusively by the Nesbitt Water Treatment Plant effective January 30, 1992. These increased revenues were partially offset by increases in other operating expenses, depreciation, property and income taxes. Operating income from water utility operations increased $2.4 million (16.1%) from $14.7 million in 1992 to $17.0 million in 1993. This increase was primarily the result of rate increases effective (i) March 9, 1993, for customers in the
Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, (ii) June 23, 1993, for customers in the Scranton Water Rate Area and (iii) December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, the effects of which were partially offset by increases in other operations and maintenance expenses, depreciation, and income and property taxes. Additions to water utility plant increased in 1992, and decreased in 1993, largely as result of the timing of expenditures with respect to the Crystal Lake, Ceasetown and Watres Water Treatment Plants in the Spring Brook Water Rate Area.

GAS BUSINESS

    PG&W distributes natural gas to an area in northeastern Pennsylvania lying within the Counties of Lackawanna, Luzerne, Wyoming, Susquehanna, Columbia, Montour, Northumberland, Lycoming, Union and Snyder, a territory that includes 115 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The total estimated population of PG&W's natural gas service area, based on the 1990 U.S. Census, is 561,000.

    Number and Type of Customers.   At December 31, 1993, PG&W had approximately
137,200 natural gas customers, from which  it derived total natural gas revenues
of $153.3 million during 1993.    The  following  chart shows a breakdown of the
types of customers and the percentages of gas revenues generated by each type of customer in 1993:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                                  [C]                    [C]
       Residential                           91.7%                  60.2%
       Commercial                             7.9                   22.0*
       Industrial                             0.2                   16.2*
       Other Users                            0.2                    1.6
          Total                             100.0%                 100.0%

    * Includes the 4.9% of total gas revenues derived from interruptible customers.

    During 1993, PG&W delivered an estimated total of 43,700,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 62.8% was sold at normal tariff rates, 33.7% represented gas transported for customers and 3.5% was sold under the Alternate Fuel Rate (as described below).

    PG&W sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PG&W at any time under the conditions set forth in their contracts for gas service. In 1993, a total of 1,729,000 MCF of natural gas was sold by PG&W to interruptible customers and 2,888,000 MCF was transported for such customers, which together represented 10.6% of the total deliveries of natural gas by PG&W to its customers during 1993.

    PG&W's largest natural gas customer  accounted for approximately 4.5% of its
total gas operating revenues in 1993.    No other customer accounted for as much
as 2.0% of such revenues.

    Transportation and Storage Service. Commencing in 1986, PG&W began providing transportation service to those natural gas customers, or groups of not more than three customers, who consumed at least 50,000 MCF of natural gas per year and executed a transportation agreement with PG&W. Pursuant to regulations adopted by the PPUC, PG&W amended its gas transportation regulations, effective March 25, 1993, to permit groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, to qualify for transportation service. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PG&W offers transportation customers a "storage service" pursuant to which such customers may have gas delivered to PG&W during the period from April through October for storage and redelivery during the winter period. PG&W also offers firm transportation customers a "standby service" under the terms of which PG&W will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Set forth below is a summary of the gas transported by PG&W and the number of its customers using transportation service from 1991 to 1993:
[CAPTION]
                Number              Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]          [C]         [C]               [C]              [C]
     1991         352         12,278,000        3,114,000        15,392,000
     1992         457          9,084,000        3,843,000        12,927,000
     1993         569         10,078,000        4,627,000        14,705,000

    During 1994, PG&W expects to transport approximately 17,400,000 MCF of natural gas, of which it anticipates approximately 5,500,000 MCF will be Pennsylvania gas.

    The rates charged by PG&W for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. As a result, the transportation of interstate gas has had no significant adverse effect on earnings. However, the rate charged for the transportation of gas produced in Pennsylvania yields considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. This lower rate for the transportation of Pennsylvania gas is the result of regulations adopted by the PPUC to encourage the production of natural gas within the state, and it caused net income to decrease by approximately $402,000 or $.11 per share for the year ended December 31, 1991, by $578,000 or $.15 per share for the year ended December 31, 1992, and by $553,000 or $.13 per share for the year ended December 31, 1993, compared to the net income that would have been realized had the customers receiving Pennsylvania transportation gas taken their gas under the same tariffs as which they were supplied gas in the prior year.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG&W offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG&W's normal tariff rates, PG&W is permitted by the PPUC to lower its price to these customers so that PG&W can remain competitive with the alternate fuel. However, in no instance may PG&W sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG&W's revenues under the Alternate Fuel Rate amounted to $2.9 million in 1991, $3.4 million in 1992 and $4.6 million in 1993. These revenues reflected the sale of 900,000 MCF, 1,149,000 MCF and 1,541,000 MCF in 1991, 1992
and 1993, respectively. It is anticipated that approximately 1,530,000 MCF will be sold under the Alternate Fuel Rate in 1994. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), requiring interstate pipeline suppliers to restructure their services and operations in an attempt to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 are to be accomplished primarily by unbundling the services (i.e., the sale, transportation and storage of gas) provided by the interstate pipeline suppliers and by making those services available to end users on the same terms as local gas distribution companies, such as PG&W.

    Pursuant to Order 636, the interstate pipelines have been required to: (1) unbundle transportation service from sales service; (2) allocate sufficient storage capacity, together with firm transportation, to replicate existing sales services; (3) provide a no-notice transportation service; (4) provide open access storage service; (5) reallocate upstream pipeline capacity and upstream storage for the benefit of downstream interstate pipeline suppliers; and (6) implement a straight fixed-variable rate design to replace all modified fixed-variable rate designs. The interstate pipelines have been granted a blanket sales certificate to make unbundled sales in competition with non-pipeline merchants and are being permitted recovery of all reasonable and prudent transition costs incurred in order to comply with Order 636. Such transition costs include: (1) the cost of renegotiating existing gas supply contracts with producers ("Gas Supply Realignment Costs"); (2) recovery of gas costs included in the interstate pipelines' purchased gas adjustment accounts at the time they adopted market-based pricing for gas sales ("Account 191 Costs"); (3) unrecovered costs of assets that cannot be assigned to customers of unbundled services ("Stranded Costs"); and (4) costs of new facilities to physically implement Order 636 ("New Facility Costs"). Additionally, the interstate pipelines have been allowed pre-granted abandonment of sales and transportation services to customers upon expiration of applicable contracts, subject to customers' rights of first refusal.

    One of PG&W's interstate pipelines, Tennessee Gas Pipeline Company, commenced operating under the provisions of Order 636 as of September 1, 1993, and PG&W's two other interstate pipelines, Columbia Gas Transmission Corporation and Transcontinental Gas Pipe Line Corporation, began operating under the provisions of Order 636 as of November 1, 1993. PG&W entered into new transportation and storage agreements with each of its three interstate pipeline companies as of the respective date they commenced operating under Order 636, and all prior sales and transportation agreements and the majority of the prior storage agreements were concurrently terminated. It is currently estimated that the aggregate transition costs which PG&W will be billed by its three interstate pipelines pursuant to Order 636 will range between $11.0 million and $14.0 million, of which $1.0 million had been billed as of December 31, 1993. Such billings will generally be made by the three interstate pipelines over a three-year period extending through the fourth quarter of 1996.

    On October 15, 1993, the PPUC adopted an order (the "Order") regarding recovery of FERC Order 636 transition costs. The Order states the PPUC believes that the recovery of Account 191 and New Facility Costs are subject to recovery through the annual purchased gas cost ("PGC") rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The Order also indicates that while Gas Supply Realignment Costs and Stranded Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). The Order further states that all such filings will be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Account 191 and New Facility Costs that are being billed by its interstate pipelines through an increase in its PGC rate. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Gas Supply Realignment and Stranded Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. Although it cannot be certain, based on the provisions of the Order, PG&W believes it will be allowed the full recovery of all transition costs billed to it pursuant to Order 636.

    Sources of Supply. PG&W currently purchases natural gas both under the terms of monthly spot purchases and longer-term (i.e., one to five years) supply arrangements that provide for an adjustment each month in the price of gas purchased pursuant thereto (collectively referred to as "spot market purchases"). During 1993, PG&W also purchased a portion of its natural gas under long-term supply contracts with its interstate pipelines prior to the dates those contracts were terminated as a result of Order 636. Of the total volume of natural gas purchased by PG&W in 1993, 3,700,000 MCF (12.4%) was acquired from its interstate pipelines (of which 3,400,000 MCF was purchased under former long-term supply contracts) and 26,200,000 MCF (87.6%) was acquired from other sources, including marketers, producers, and integrated energy companies. The largest of these other sources, a Canadian marketer, accounted for 17.7% of PG&W's total purchases of natural gas in 1993.

    The spot market purchases of natural gas by PG&W during each of the years 1991, 1992 and 1993 are summarized below:
[CAPTION]
                       Volume            Average         Percentage of
          Year     Purchased (MCF)     Cost per MCF     Total Purchases
          [S]        [C]                  [C]                [C]
          1991       17,762,000           $2.08              73.5%
          1992       21,323,000           $2.61              71.0%
          1993       26,200,000           $2.98              87.6%

    During 1994, PG&W expects to purchase a total of approximately 29,330,000 MCF of natural gas on the spot market under contracts ranging from one month to five years in duration at a currently projected average cost of $3.27 per MCF. These spot market purchases will constitute all of the natural gas that PG&W anticipates purchasing in 1994.

    PG&W presently has adequate supplies of natural gas to meet the demands of existing customers through April, 1994 (i.e., the end of the 1993/94 heating season), and believes that it will be able to obtain sufficient supplies in the future to meet the demands of its existing customers and to supply new customers, of which approximately 3,000 are expected to be added in 1994.

    Pipeline Transportation and Storage Entitlements.   Pursuant to the terms of
Order 636, PG&W entered into agreements with its former interstate pipeline suppliers during 1993 providing for the firm transportation by those pipelines of the following quantities of gas:
[CAPTION]
                                           Daily           Percentage of Total
                   Expiration          Transportation        Transportation
  Pipeline          Date (a)          Entitlement (MCF)        Entitlement
  [S]         [C]                        [C]                     [C]
  Transco     Various through 2015        74,100 (b)              55.5%
  Tennessee   1999 and 2000               48,252                  36.2
  Columbia    2004                        11,016                   8.3
                                         133,368                 100.0%

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PG&W agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b) PG&W can transport an additional 3,300 MCF per day during the period December through February pursuant to an agreement with Transco that extends through 2011.

    PG&W has also contracted with its former interstate pipeline suppliers for the following volumes of gas storage and storage withdrawals:
[CAPTION]
                                                                 Maximum
                     Expiration          Total Storage       Daily Withdrawal
  Pipeline            Date (a)             (MCF) (b)        From Storage (MCF)
  [S]           [C]                       [C]                    [C]
  Transco       Various through 2013       6,500,000             131,044
  Tennessee     November 1, 2000           3,500,000              23,031
  Columbia      October 31, 2004           1,100,000              16,036
                                          11,100,000             170,111

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PG&W agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b)  Storage is utilized in order to meet peak day and seasonal demands.

    Based on its present pipeline transportation and storage entitlements, PG&W is entitled to a maximum daily delivery of the following quantities of gas:
[CAPTION]
                Firm Pipeline      Withdrawals
                Transportation     From Storage                     Percentage
  Pipeline          (MCF)             (MCF)        Total (MCF)       of Total
  [S]            [C]                 [C]             [C]              [C]
  Transco         74,100 (a)         131,044         205,144           67.6%
  Tennessee       48,252              23,031          71,283           23.5
  Columbia        11,016              16,036          27,052            8.9
                 133,368             170,111         303,479          100.0%

  (a) Includes 3,300 MCF that may be transported during the period December through February.

    In accordance with the provisions of Order 636, PG&W may release to its customers and other parties the portions of its firm pipeline transportation and storage entitlements which are in excess of its requirements. Such releases may be made upon notice in accordance with the provisions of Order 636 and for a consideration not in excess of PG&W's cost of the respective entitlement. Releases may be made for periods ranging from one day to the remaining term of the entitlement.

    Since September 1, 1993, PG&W has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to one year. The maximum capacity so released on any one day in 1993 was 27,942 MCF. Through March 23, 1994, PG&W had not, however, released any of its storage capacity.

    PG&W believes that it has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PG&W plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day are currently estimated to be 288,396 MCF. Based upon present pipeline transportation and storage contracts, and assuming no curtailments by its suppliers, PG&W could meet a peak day requirement of 303,295 MCF. PG&W's historic maximum daily sendout is 293,683 MCF, which occurred on January 19, 1994. The mean temperature in its gas service area on that day was -8 degrees Fahrenheit.

    Construction Expenditures. PG&W's construction expenditures for gas utility plant in 1993 totaled $13.3 million and are estimated to be $17.0 million for 1994. The higher level of expenditures estimated for 1994 reflects certain long-term pipeline improvement programs, as well as an increased emphasis on new business development.

    Valve Maintenance. On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considers the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." As a result, the PPUC staff indicated that it intends to initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order. Although it is not presently possible to determine what action the PPUC will ultimately take with respect to possible violations of law and the matters raised by the Emergency Order, PG&W does not believe that compliance with, or any liability that might result from such violations or the Emergency Order will have a material adverse effect on its financial position or results of operations.

    Take-or-Pay Liabilities. FERC Order 500 issued in August, 1987, contains regulations for the sharing by customers of interstate pipeline companies, such as PG&W, of take-or-pay liabilities and associated contract renegotiation costs incurred by those pipeline companies. Take-or-pay liabilities represented amounts owed by pipeline companies to producers under the terms of contracts which required that the pipeline companies pay for specified quantities of gas, even though such gas was not actually taken. Order 500 provides that customers of the pipeline companies may be charged as much as 75% of the take-or-pay liabilities of the pipeline companies. In December, 1989, a Federal court ruled that certain provisions of Order 500 relating to the allocation of take-or-pay costs were in violation of the Natural Gas Act. As a result, on November 1, 1990, the FERC issued Order 528 which includes guidelines for revised methods of allocating take-or-pay costs. It is currently estimated that the provisions of Orders 500 and 528 regarding the sharing of take-or-pay liabilities will result in PG&W being charged as much as $18.1 million over a six-year period from 1988 through 1994. This figure, however, is subject to change based upon changes in the take-or-pay obligations of PG&W's interstate pipeline suppliers and PG&W's levels of transportation services and purchases from its interstate pipelines. As of December 31, 1993, PG&W had been billed $17.2 million by its pipelines for take-or-pay liabilities.

    On April 27, 1990, PG&W filed an application with the PPUC seeking approval to recover 90% ($13.9 million based on then current estimates) of its total take-or-pay liabilities, and $250,000 of related carrying costs, through billings to customers generally over a four-year period beginning June 1, 1990. The PPUC approved this application, effective June 1, 1990. The surcharge by which PG&W bills its customers for take-or-pay costs is to be adjusted annually as of June 1, to reflect changes in PG&W's total estimated liability for take-or-pay costs (which is currently projected to be as much as $18.1 million) and the portion of such costs remaining to be recovered from its customers. In accordance with the PPUC's Order, PG&W has agreed to absorb a portion of its take-or-pay liabilities. The amount to be absorbed by PG&W and reflected as cost of gas is currently estimated to approximate $1.8 million, substantially all of which had been charged to expense as of December 31, 1993. As of December 31, 1993, PG&W had billed $14.8 million of take-or-pay costs to its customers, and as of such date had deferred $1.1 million of such costs, including related carrying charges, for future billing to customers.

    Rates. As required by the Code, PG&W files an annual purchased gas cost rate with the PPUC. This rate is designed to recover purchased gas costs for the period it will be in effect. The procedures include a process for the reconciliation of actual gas costs incurred and actual revenues received and also provide for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility. In accordance with these procedures, PG&W placed a purchased gas cost rate of $3.74 per MCF in effect on December 1, 1993, and is required to file a proposed purchased gas cost rate on or before June 1, 1994, to be effective December 1, 1994. It is not presently possible to estimate how this proposed rate will compare to the current purchased gas cost rate of $3.74 per MCF, which is scheduled to remain in effect through November 30, 1994. The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue will be offset by a corresponding change in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on either PG&W's or PEI's financial position or results of operations.

    Order 636, among other matters, requires that PG&W contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities may result in increased scrutiny by the PPUC as to the prudence of PG&W's gas procurement and supply activities. Depending upon how the PPUC views the cost effectiveness of such activities, PG&W may not be permitted to recover all of its gas supply costs in the rates charged to customers. However, although it cannot be certain, PG&W believes that it will be able to demonstrate to the satisfaction of the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs.

    Tax Surcharge Adjustments. The PPUC allows PG&W to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 24, 1991, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on August 4, 1991, increasing each of the above-referenced state taxes. Effective October 22, 1993, such state tax adjustment surcharge was rolled into PG&W's base gas rates, as ordered by the PPUC, and currently no state tax adjustment surcharge is applied to PG&W's bills for gas service.

    Regulation. PG&W's natural gas utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties, the design, installation, testing, construction, and maintenance of PG&W's pipeline facilities and various other matters associated with broad regulatory authority.

    In addition to those regulations promulgated by the PPUC, PG&W must also comply with federal, state and local regulations relating generally to the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of PG&W's gas business. Although it cannot predict the future impact of these regulations, PG&W believes that any additional expenditures and costs made necessary by them would be fully recoverable through rates.

    PG&W, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants have been in operation since 1960, and several of the plant sites are no longer owned by PG&W. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG&W filed notices with the Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state laws, PG&W does not believe that additional costs, if any, related to these manufactured gas plant sites will be material to its financial position or results of operations.

    PG&W is a subsidiary of PEI, which was formed in 1974 when PG&W restructured its operations by creating a parent company (PEI) with two groups of subsidiaries: one group, including PG&W and its water subsidiaries, is regulated by the PPUC; the other group is not so regulated.

    PEI is a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), but it is exempt, pursuant to Section 3(a) of the PUHCA, from all the provisions of the PUHCA (except Section 9(a)(2) thereof) and the rules and regulations promulgated thereunder.

    PG&W's gas distribution and transportation activities are not subject to the Natural Gas Act, as amended.

WATER BUSINESS

    PG&W distributes water to an area lying within the Counties of Lackawanna, Luzerne, Susquehanna and Wayne, which includes the Cities of Scranton and Wilkes-Barre and 62 other municipalities. The total estimated population of PG&W's water service area, based on the 1990 U.S. Census, is 398,000.

    Number and Type of Customers.   At December 31, 1993, PG&W had approximately
131,400 water customers from which it derived total water revenues of $53.4 million during 1993. The following chart shows a breakdown of the types of customers and the percentages of water revenues they generated in 1993:
[CAPTION]
           Type of Customer              % of Customers         % of Revenues
       [S]                                   [C]                   [C]
       Residential                            91.6%                 63.3%
       Commercial                              7.1                  16.9
       Industrial                              0.3                   9.2
       Municipal and Other Users               1.0                  10.6
          Total                              100.0%                100.0%

    Sources of Supply and Safe Yield. The water that PG&W distributes is furnished by a PG&W-owned water supply system, which includes 43 active and standby reservoirs and stream intakes located on extensive watershed lands. The water supply can also be augmented, on a short-term basis, by two pump stations that can pump water from streams outside the watershed into the reservoir storage system. The combined "safe yield" of PG&W's active and standby sources of supply is approximately 88 million gallons per day, and the combined storage capacity of the reservoir system is estimated by PG&W to be approximately 20 billion gallons. ("Safe yield" is the quantity of water, generally expressed in million gallons per day, that a source of supply can deliver in extreme drought conditions.) The average daily delivery into PG&W's water distribution system during 1993 was approximately 65.9 million gallons. As of December 31, 1993, the quantity of water held in PG&W's reservoirs was approximately 18.1 billion gallons or 91.6% of their maximum storage capacity.

    PG&W has always been able to provide adequate water supplies to meet the requirements of its service area and has never issued a mandatory water conservation directive. PG&W believes it can continue to meet fully the water supply requirements of its service area in the absence of any extended periods of severe drought.

    The Susquehanna River, one of the major rivers in the Commonwealth of Pennsylvania, flows through PG&W's service area and has always been considered a possible source of supply for its service area. Although PG&W is not presently taking any water from the Susquehanna River and does not have facilities installed that would permit it to do so, it is currently authorized to withdraw, on an emergency basis, 15 million gallons per day from the river.

    Filtration of Water Supplies. All of PG&W's water customers are supplied with filtered water which meets all federal and state drinking water regulations. The filtration of PG&W's water supplies is performed at ten water treatment plants, located throughout PG&W's water service area, which have an aggregate daily capacity of 101.1 million gallons. The goal of providing all of PG&W's customers with filtered water was achieved on September 30, 1993, when the Watres Water Treatment Plant was placed into operation. The Watres Water Treatment Plant was the last of eight water treatment plants to be constructed and placed into operation by PG&W during the period 1988 through 1993. Until the construction of these plants, most of PG&W's water customers were supplied with treated, but nonfiltered water, obtained from various reservoirs and stream intakes, although a relatively small percentage of its customers received filtered water from two previously existing water treatment plants.

    Main Replacement and Rehabilitation Program and Other Distribution System Improvements. PG&W distributes water to customers through approximately 1,675 miles of pipe ranging in size from over 48" in diameter to less than 1" in diameter. The majority of the water mains in PG&W's distribution system consists of cast iron or ductile iron pipe. The majority of cast iron pipe is unlined. Approximately 54% (based on linear feet of pipe of all diameters) of PG&W's water mains were installed prior to 1920 and approximately 30% were installed prior to 1900.

    In 1987, PG&W completed a review of its distribution system designed to ascertain the general nature and the approximate cost of improvements that would be required for a complete distribution system main rehabilitation. In performing the study, PG&W made certain assumptions as to the general structural condition of its system. It did not request outside engineering assessments of the entire system. Using the criteria developed in the distribution system assessment as a guide, PG&W preliminarily estimated the cost of complete distribution system main replacement and/or rehabilitation to be approximately $248 million at 1987 price levels.

    Based upon this assessment, PG&W determined that embarking on a program to accomplish total distribution system rehabilitation in a relatively short span of time would not be a cost effective means of improving water quality. PG&W determined that the most substantial opportunities for improvement of water quality lay in the filtration of PG&W's sources of water supply. In view of the large commitment of capital needed to construct water treatment plants, rapid implementation of a distribution system rehabilitation program would divert financial resources from, and cause delays in, the construction of those facilities. Consequently, PG&W developed a program of rehabilitation to be implemented on a more modest scale, which PG&W believes will address the conditions that are most likely to cause degradation of water quality in the distribution system as hereafter explained. To further assure that all of PG&W's water customers receive adequate quantities of aesthetically pleasing, palatable water, which meets all federal and state drinking water regulations, PG&W has initiated a program for the selective replacement and rehabilitation of water mains and services and the elimination of dead-end lines. This program involved the expenditure of $46.2 million during the period 1988 through 1993 and satisfied the terms of the settlement agreement between PG&W and the PPUC relating to the PPUC's October 23, 1986, Show Cause Order, pursuant to which PG&W agreed to install an average of 14 miles of mains per year during the period 1988 through 1992 (which was accomplished) and to remove all lead-lined services by the end of 1991 (which was accomplished).

    PG&W estimates that approximately 30% of the water introduced to its distribution system is lost through leakage or otherwise cannot be accounted for through identifiable uses. However, PG&W believes that its rate of unaccounted for water is not uncharacteristic of water systems of similar age, size and demographics. Unaccounted for water requires PG&W to incur expenses to process water that is not furnished to customers. While such costs are typically recoverable in the rates charged to customers, the PPUC has disallowed their recovery when unaccounted for water reached a level the PPUC determined to be unreasonable. The PPUC, in a 1989 Policy Statement on water conservation for water utilities, stated that levels of unaccounted for water should be kept within reasonable levels. Although the PPUC has considered levels above 20% to be excessive in certain circumstances, there is no industry standard for unaccounted for water levels. In a 1990 decision involving another Pennsylvania water utility, the PPUC recognized that historic unaccounted for water problems could not be resolved immediately and that a utility would not be penalized if it were making substantial progress toward achieving the 20% unaccounted for goal. PG&W believes that it has made substantial progress in identifying sources of water loss in its system through the implementation of an aggressive leak detection program in conjunction with an ongoing main replacement program.

    For the years 1994 through 1996, PG&W intends to expend an average of $9.8 million per year for water distribution system improvements, primarily the replacing or cleaning and lining of mains. Such replacement and cleaning and lining of mains will focus on the areas of highest priority and will be based on the criteria set forth in the 1987 distribution system assessment, which will be updated by June, 1994, in accordance with the PPUC's June 23, 1993, Order allowing PG&W a conditional rate increase for the Scranton Water Rate Area. See "-Management's Discussion and Analysis of Financial Condition and Results of Operations-Rate Matters-Water Rate Filings." As part of the settlement resolving certain disputed issues relating to such Order, PG&W has agreed to spend a total of $4.9 million annually beginning June 23, 1993 (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993), for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service. This additional expenditure is included in the $9.8 million that PG&W is planning to spend annually on distribution system improvements subsequent to 1993.

    Federal and State Water Quality Standards. The Federal Safe Drinking Water Act of 1974 (the "Act") regulates the quality of drinking water provided to the public. Pursuant to the Act, the EPA has issued regulations relating to, among other things, water quality standards, maximum contaminant levels and monitoring requirements and prohibitions against the use of lead in distribution systems. As permitted by the Act, the Pennsylvania Department of Environmental Resources (the "DER") has assumed primacy for enforcement of drinking water standards in Pennsylvania. PG&W has taken action to comply with these regulations and does not anticipate any impact on its water operations as a result thereof.

    Treatment and Testing of Water. All water entering PG&W's distribution system is filtered, disinfected, and treated with chemicals to minimize corrosion of the distribution system and customers' piping. Water samples are taken at each of the intake stations and at selected locations in PG&W's service area, and turbidity is monitored at each location at which the water enters the distribution system. PG&W operates a laboratory which is certified by the DER to perform microbiological, inorganic and organic chemical analyses of the water in both its reservoirs and distribution system, utilizing a scheduled sampling program. Such analyses include those tests required by the DER, and the results of such tests are reported to the DER as required by law.

    Construction Expenditures. PG&W's construction expenditures for water utility plant in 1993 totaled $32.6 million, and are estimated to be $29.8 million for 1994. The lower level of capital expenditures estimated for 1994 is primarily attributable to completion of the Ceasetown and Watres Water Treatment Plants in 1993.

    Rates.   The  following  table  summarizes  PG&W's  requests  for water rate increases and the action taken by the PPUC on those requests from January 1, 1991, to March 23, 1994:

                                              Amount                    Increase
                               Date of       Requested    Effective      Granted
       Service Area            Request     (in millions)    Date      (in millions)
Scranton (filtered water
  customers)               June, 1990      $   25.5     March, 1991   $   15.0  (1)
                                                        (subject to
                                                         phase-in)
Spring Brook (customers
  served water exclusively
  from the Nesbitt Water
  Treatment Plant)         April, 1991          2.6     January, 1992      1.9  (1)

Spring Brook (customers
  served water exclusively
  from the Crystal Lake
  Water Treatment Plant)   June, 1992           4.4     March, 1993        2.0  (1)
                                                        (subject to
                                                         phase-in)
Scranton (filtered water
  customers)               September, 1992      9.9     June, 1993         5.0  (1)

Spring Brook (customers
  served water exclusively
  from the Ceasetown and
  Watres Water Treatment
  Plants)                  April, 1993         19.5     December, 1993    11.9  (1)
                                                        (subject to
                                                         phase-in)

(1) See "-Management's Discussion and Analysis of Financial Condition and Results of Operations-Rate Matters-Water Rate Filings."

    The rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. PG&W believes it will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes", i.e., meeting federal and state primary (health-related) and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards, and that meets all applicable water quality standards.

    The magnitude of  the  projected  rate  increases  that  will be required to enable PG&W to fully recover its capital expenditures associated with the construction of the water treatment plants will be significant. Prior to the construction of the plants, the average annual cost of water to PG&W's customers receiving nonfiltered water was approximately $143. The average annual cost of water to PG&W's residential customers receiving filtered water as of March, 1994, is approximately $340. PG&W anticipates that this cost will increase to approximately $475 in the latter part of this decade, at which time PG&W expects to have been allowed by the PPUC to fully reflect in rates its costs associated with the filtration of its water supplies. PG&W believes that these levels of increases, in terms of percentages, will not be inconsistent with those that have been or will be experienced by other water utilities required to make a similar transition to filtered water; however, the magnitude of future rate increases is such that the PPUC, to reduce consumer "rate shock," may require that any such rate increases be phased-in over a period of time. While PG&W expects that the PPUC will grant it adequate rate relief in a timely manner, there can be no assurance that the PPUC will take such action.

    Tax Surcharge Adjustments.    The  PPUC  allows  PG&W  to  apply a state tax
adjustment surcharge tariff to its bills for water service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 24, 1991, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on August 4, 1991, increasing each of the above-referenced state taxes. Effective October 22, 1993, such state tax adjustment surcharge was rolled into PG&W's base water rates, as ordered by the PPUC, and currently no state tax adjustment surcharge is applied to PG&W's bills for gas service.

    Regulation. PG&W's water utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties and various other matters associated with broad regulatory authority.

    PG&W, in common with most industrial enterprises, is subject to regulation with respect to the environmental effects of its operations. In addition to the PPUC, the principal agency having regulatory authority over PG&W's water operations is the DER, which has jurisdiction, among other matters, concerning water rights, sources of supply, the design and construction of waterworks, the quality of drinking water and the safety of dams.

    In addition to those regulations promulgated by the PPUC, PG&W must also comply with federal, interstate compact, state and local regulations relating generally to the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of PG&W's water business. Although it cannot predict the future impact of these regulations, PG&W believes that any additional expenditures and costs made necessary by them will be fully recoverable through rates.

    Interest of Luzerne County in Possible Purchase of Certain of PG&W's Water Operations. During 1993, Luzerne County, Pennsylvania (the "County"), expressed interest in the possible formation of an authority for the purpose of purchasing PG&W's water operations in the County, where approximately 55% of PG&W's water customers reside, and PG&W provided certain data to the County for a preliminary feasibility study. On February 4, 1994, the County announced that it was no longer considering the feasibility of purchasing such water operations and that it had dissolved the special committee formed for that purpose.

ITEM 2.  PROPERTIES

    Gas.    PG&W's  gas  system   consists   of  approximately  2,159  miles  of
distribution lines, nine city gate and 67 major regulating stations and miscellaneous related and additional property. PG&W believes that its gas utility properties are adequately maintained and in good operating condition in all material respects. Continued expenditures will, however, be required with regard to PG&W's on-going valve maintenance program. See "Business-Gas Business-Valve Maintenance."

    Most of PG&W's gas utility properties are subject to mortgage liens securing certain funded debt. These properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by twenty-eight supplemental indentures (collectively, the "Indenture") from PG&W to Morgan Guaranty Trust Company of New York, as Trustee, and a second mortgage lien pursuant to a Subordinate Open End Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of September 10, 1991 (the "Intercreditor Mortgage"), from PG&W to Swiss Bank Corporation, New York Branch ("SBC"), as Collateral Agent, which secures PG&W's obligations under the Letter of Credit Agreement dated as of December 1, 1987, as amended, between PG&W and SBC.

    Water. PG&W's water system consists principally of 43 active and standby reservoirs and stream intakes, ten water treatment plants, various distribution system storage tanks, approximately 1,675 miles of aqueducts and pipelines, and miscellaneous related and additional property. In addition, PG&W owns approximately 53,000 acres of land situated in northeastern Pennsylvania, approximately 70% of which is used in connection with its water utility operations.

    From time to time, PG&W engages in the sale of non-watershed land and other physical property. Proposed legislation in Pennsylvania, if enacted, would require water utilities to obtain the PPUC's prior approval for the transfer of any watershed land (as defined) and would require the PPUC to credit to ratepayers 50% of the net proceeds (as defined) of any sale, lease or other transfer of such land permitted by the PPUC. PG&W currently anticipates that it will realize average gross profits of approximately $600,000 per year through 1996 from sales of non-watershed land and other physical property. Sales on non-watershed lands and other physical property would not be subject to the proposed legislation; however, there can be no assurance that the proceeds ultimately received will inure exclusively to the benefits of PEI's shareholders.

    In PG&W's opinion, its water utility properties are adequately maintained and in good operating condition in all material respects. Continued capital expenditures will nonetheless be required for PG&W's on-going program of water main replacement and rehabilitation and other improvements to ensure the integrity of PG&W's distribution system. See "Business-Water Business-Main Replacement and Rehabilitation Program and Other Distribution System Improvements."

    Most of PG&W's water utility properties are subject to mortgage liens securing certain funded debt. These water utility properties are subject to a first mortgage lien pursuant to the Indenture. Additionally, certain of these properties are subject to a second mortgage lien (the "PENNVEST Mortgage") pursuant to a loan agreement, dated October 16, 1987, between PG&W and the Pennsylvania Water Facilities Loan Board and pursuant to loan agreements, dated March 3, 1989, December 3, 1992, and April 5, 1993, between PG&W and the

Pennsylvania Infrastructure Investment Authority, which were primarily used to finance the construction of certain water facilities. These properties are also subject to a second or third mortgage lien (depending on whether they are subject to the PENNVEST Mortgage) pursuant to the Intercreditor Mortgage.

ITEM 3.  LEGAL PROCEEDINGS

Construction Litigation

    On April 22, 1992, a complaint was filed in the Court of Common Pleas of Lackawanna County, Pennsylvania, by the Quandel Group Inc. ("Quandel") against PG&W in connection with the construction of PG&W's Brownell Water Treatment Plant. In its complaint, Quandel, the general contractor for the project, made various allegations and sought approximately $1.3 million in damages, plus interest. PG&W answered the complaint and also filed a counterclaim against Quandel seeking approximately $1.6 million in damages and expenses for failure of Quandel to complete construction of the Brownell Water Treatment Plant in a timely and proper manner. Also, PG&W joined Gannett-Fleming Water Resources Engineers, Inc. (Gannett-Fleming), the designer of the project, as an additional defendant in this action. On January 25, 1994, Quandel and PG&W reached an agreement settling Quandel's claim against PG&W and PG&W's counterclaim against Quandel on terms that had no material impact on PG&W's results of operations or financial position. Additionally, as part of this settlement, Quandel agreed to indemnify PG&W for any liability arising out of Quandel's claim against Gannett-Fleming in this action, which is still pending, or otherwise relating to the construction of the Brownell Water Treatment Plant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1993, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Registrant's common stock is owned entirely by PEI and is not traded.

    The dividends per share of common stock paid by PG&W during the years ended December 31, 1992 and 1993, were as follows:
[CAPTION]
                                                   1992             1993
         [S]                                     [C]              [C]
         First quarter                           $  .705          $ .7100
         Second quarter                             .670            .7100
         Third quarter                              .705            .7100
         Fourth quarter                             .460            .6925
           Total                                 $ 2.540          $2.8225

    Information relating to restriction on the payment of dividends by PG&W is set forth in Note 7 to the Financial Statements in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in PG&W's Statements of Income contained in Item 8 of this Form 10-K as percentages of total operating revenues for each of the calendar years ended December 31, 1991, 1992 and 1993.

                                              Percentage of Operating Revenues
                                                  Year Ended December 31,
                                               1991         1992         1993
Operating Revenues:
  Gas                                           75.8%        74.6%        74.2%
  Water                                         24.2         25.4         25.8
     Total operating revenues                  100.0        100.0        100.0

Operating Expenses:
  Cost of gas                                   42.6         40.5         41.9
  Other operation expenses                      19.9         19.8         18.8
  Maintenance and depreciation                  10.6         10.2         10.5
  Deferred treatment plant costs, net           (0.4)        (0.1)        (0.7)
  Income and other taxes                        10.0         12.0         12.1
     Total operating expenses                   82.7         82.4         82.6

Operating Income                                17.3         17.6         17.4
Other Income, Net                                0.6            -          0.3
Interest Charges                                11.8         10.9          9.9
Dividends on Preferred Stock                     2.3          2.6          3.1
Earnings Applicable to Common Stock              3.8%         4.1%         4.7%

o Year ended December 31, 1993, compared with year ended December 31, 1992

    Operating Revenues.   Operating  revenues  of  PG&W  increased $14.8 million
(7.7%) from $191.9 million for 1992 to $206.7 million for 1993.

    Gas operating revenues increased by $10.1 million (7.1%) from $143.2 million for 1992 to $153.3 million for 1993, primarily as a result of price increases averaging 6.8% ($9.5 million on an annual basis) effective December 1, 1992, and 19.0% ($28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1993 was an 840 million cubic feet (3.9%) increase in sales to residential and commercial heating customers. Although heating degree days* were 1.8% lower than normal during 1993, they were 0.7% higher than in 1992. The effect of the price increases and colder weather on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.




* A heating degree day ("degree day") represents each degree by which the average of the high and low temperatures for a given day is below 650 Fahrenheit. Actual degree days represent the sum of the degree days for the period.

    Water operating revenues increased by $4.7 million (9.7%) from $48.7 million for 1992 to $53.4 million for 1993. This increase in revenues was largely the result of rate increases which the Pennsylvania Public Utility Commission (the "PPUC") allowed PG&W, including a $2.0 million annual rate increase effective
March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area, and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $12.6 million (8.0%) from $158.0 million for 1992 to $170.5 million for 1993. As a percentage of operating revenues, total operating expenses increased from 82.4% during 1992 to 82.6% during 1993. Operating expenses related to PG&W's gas utility operations increased by $10.2 million (8.2%) from $124.0 million in 1992 to $134.2 million in 1993, primarily as a result of an $8.8 million increase in the cost of gas. Operating expenses related to PG&W's water utility operations increased by $2.4 million (6.9%) from $34.0 million in 1992 to $36.4 million in 1993, primarily as a result of increased operation and maintenance costs, depreciation and taxes, the effects of which were partially offset by a $1.2 million increase in deferred treatment plant costs.

    The cost of gas increased $8.8 million (11.4%) from $77.7 million for 1992 to $86.6 million for 1993. The effect of this increase, which was the result of higher costs for purchased gas, was partially offset by a 2.7% (797 thousand cubic feet) decrease in the volume of gas sold during 1993 compared to 1992. This decreased volume was largely attributable to the aforementioned switching of customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $1.3 million or 2.0% in 1993, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather experienced in 1993.

    Other than the cost of gas and income taxes, operating expenses increased by $3.0 million (4.2%) from $71.9 million for 1992 to $75.0 million for 1993. This increase was largely attributable to a $1.3 million increase in other taxes, principally as a result of increased gross receipts tax (resulting from the higher level of gas revenues) and increased property taxes (resulting from the construction of the Ceasetown and Watres Water Treatment Plants). Also contributing to this increase was a $1.6 million increase in other operations and maintenance expenses, primarily as a result of a $1.5 million increase in payroll costs, as well as a $1.4 million increase in depreciation (primarily as a result of capital additions and the change in March, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Crystal Lake Service Area). The effects of such increases were partially offset by a $1.2 million increase in net deferred treatment plant costs during 1993, as more fully discussed below.

    Income taxes increased by $684,000 (8.2%) from $8.3 million in 1992 to $9.0 million in 1993 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and the change, from 34% to 35%, in the federal corporate income tax rate on taxable income in excess of $10.0 million. This increase was the result of the enactment of the Omnibus Budget Reconciliation Act of 1993 (the "1993 Tax Act") on August 10, 1993. The provisions of the 1993 Tax Act, which are retroactive to January 1, 1993, increased PG&W's income tax expense by approximately $124,000 for the year 1993.

The effects of the increased income before income taxes and the higher federal income tax rate were partially offset by the impact (approximately $668,000) of the nontaxable equity portions of the allowance for funds used during construction ("AFUDC") and of the deferred treatment plant carrying charges that were recorded during 1993. See "-Other Income, Net."

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover the $5.1 million of costs so deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $304,000 had been recovered as of December 31, 1993.

    Similarly, as permitted by an Order of the PPUC entered September 24, 1992, PG&W has deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Additionally, in accordance with an Order of the PPUC entered July 28, 1993, PG&W has deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities incurred prior to December 16, 1993, the effective date of the water rate increase approved by the PPUC on December 15, 1993, for customers served by the Ceasetown and Watres Water Treatment Plants.

    As of December 31, 1993, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities and $1.7 million of expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

    As contemplated by the PPUC's Orders of September 24, 1992, and July 28, 1993, PG&W will seek recovery of the costs relative to the Crystal Lake, Ceasetown and Watres Water Treatment Plants and related facilities that have been deferred pursuant to such Orders in its next rate increase request relating to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

    Operating Income. As a result of the above, total operating income increased by $2.2 million (6.6%) from $33.9 million for 1992 to $36.2 million for 1993, but decreased as a percentage of total operating revenues for such periods from 17.6% in 1992 to 17.4% in 1993. Operating income from gas utility operations decreased $114,000 (0.6%) from $19.3 million in 1992 to $19.1 million in 1993, primarily as a result of increases in other operations and maintenance expenses, depreciation, and income and gross receipts taxes, the effects of which were partially offset by a $1.3 million increase in the gross margin. Operating income from water utility operations increased $2.4 million (16.1%) from $14.7 million in 1992 to $17.0 million in 1993. This increase was primarily the result of rate increases effective March 9, 1993, June 23, 1993, and December 16, 1993, as well as the deferral of costs relative to the Crystal Lake, Ceasetown and Watres Water Treatment Plants and related facilities, the effects of which were partially offset by increases in other operations and maintenance expenses, depreciation, and income and property taxes, as discussed above.

    Other Income, Net. Other income, net increased from $30,000 in 1992, to $560,000 in 1993, primarily as a result of a $734,000 allowance for equity funds used during construction and an approximate $821,000 equity component of deferred treatment plant carrying charges. In prior years, PG&W had calculated both the AFUDC and deferred treatment plant carrying charges based on the interest rates of its bank borrowings and other relevant indebtedness. This increase was partially offset by the net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds"). See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by PNC Bank (formerly Northeastern Bank of Pennsylvania), as trustee for the 1992 Series B Bonds (the "IDA Trustee"), pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income, net.

    Interest Charges. Interest charges decreased by $572,000 (2.7%) from $21.0 million for 1992 to $20.4 million for 1993. This decrease was largely attributable to a higher level of deferred treatment plant carrying charges associated with the Crystal Lake, Ceasetown and Watres Water Treatment Plants and related facilities, the effect of which was partially offset by increased interest on long-term debt.

    Although the weighted average interest rate on indebtedness decreased from 8.88% during 1992 to 7.93% during 1993, interest on long-term debt increased by $1.6 million (8.4%) from $18.9 million during 1992 to $20.5 million during 1993. This increase was largely attributable to increased indebtedness to finance the construction of various additions and improvements to PG&W's water utility plant. The weighted average indebtedness outstanding during 1993 was $288.2 million as compared to $229.7 million during 1992. Largely offsetting the effect of this increase was a lower level of interest expense incurred during 1993 in connection with overcollections from PG&W's gas customers.

    Dividends on Preferred Stock. Dividends on preferred stock increased $1.4 million (27.6%) from $5.1 million in 1992, to $6.5 million in 1993, as a result of the issuance by PG&W of 250,000 shares of its 9% cumulative preferred stock, $100 par value, on August 18, 1992.

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $1.9 million (24.7%) from $7.9 million ($2.02 per share) for the year ended December 31, 1992, to $9.8 million ($2.36 per share) for the year ended December 31, 1993. The increased earnings in 1993 were the result of the matters discussed above, primarily the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9,

1993, June 23, 1993, and December 16, 1993, and the increase in gross margin on gas operations resulting from higher levels of sales to residential and commercial heating customers. The effects of these factors were partially offset by increases in operating expenses and dividends on PG&W's preferred stock.

    The earnings per share for the year ended December 31, 1993, increased 16.8%, compared to the similar period in 1992, as a result of the 24.7% increase in earnings applicable to common stock and the 6.9% increase in the weighted average number of shares outstanding during 1993, primarily as a result of PG&W's sale of 834,000 shares of common stock to Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, on October 27, 1993.

o Year ended December 31, 1992, compared with year ended December 31, 1991

    Operating Revenues. Operating revenues of PG&W increased by $9.1 million (5.0%) from $182.8 million for 1991 to $191.9 million for 1992.

    Gas operating revenues increased by $4.7 million (3.4%) from $138.5 million for 1991 to $143.2 million for 1992, primarily as a result of increased sales to residential and commercial heating customers. The effect on revenues of these increased sales was partially offset by a price decrease averaging 14.8% ($20.8 million on an annual basis) effective December 1, 1991, due to decreased costs of purchased gas. Although heating degree days were 3.1% lower than normal during 1992, they were 10.7% higher than in 1991. Largely because of the colder weather and the addition of approximately 2,800 new customers, total gas deliveries for the year were 8.0% higher than in 1991.

    Water operating revenues increased by $4.4 million (9.9%) from $44.3 million for 1991 to $48.7 million for 1992. This increase was primarily the result of an approximate 110.0% rate increase which the PPUC allowed PG&W effective March 23, 1991, for customers in the Scranton Water Rate Area, and an approximate 46.0% rate increase which the PPUC allowed PG&W effective January 30, 1992, for customers in the Spring Brook Water Rate Area served exclusively by the Nesbitt Water Treatment Plant. These increases were designed to produce additional annual revenue of $16.9 million, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $6.9 million (4.6%) from $151.1 million for 1991 to $158.0 million for 1992. As a percentage of operating revenues, total operating expenses decreased from 82.7% during 1991 to 82.4% during 1992. Operating expenses related to PG&W's gas utility operations increased by $3.9 million (3.3%) from $120.0 million in 1991 to $124.0 million in 1992, primarily as a result of increased operating costs, depreciation and income taxes. Operating expenses related to PG&W's water utility operations increased by $3.0 million (9.6%) from $31.0 million to $34.0 million in 1992, primarily as a result of increased operating costs, depreciation and income taxes.

    The cost of gas decreased by $81,000 (0.1%) from $77.8 million for 1991 to $77.7 million for 1992. This slight reduction was the result of significantly decreased costs for purchased gas, the effect of which was largely offset by a 21.6% increase (5.2 billion cubic feet) in the volume of gas sold during 1992, compared to 1991. This increased volume was attributable to colder weather, the switching of certain industrial customers from transportation to sales service and the addition of new customers. Exclusive of charges related to take-or-pay costs absorbed by PG&W, which totaled $554,000 in 1991 and $42,000 in 1992, the gross margin on gas operations increased $4.3 million or 7.1% in 1992. This increase was primarily the result of increased sales to residential and commercial heating customers because of colder weather.

    Other than the cost of gas and income taxes, operating expenses increased by $4.0 million (6.0%) from $67.9 million for 1991 to $71.9 million for 1992. This increase was largely attributable to a $1.9 million increase in other taxes, principally as a result of tax rate increases enacted by the Commonwealth of Pennsylvania in August, 1991, an increase of $586,000 in the provisions for self-insurance relating to liability to third parties and for workers' compensation, and a $1.1 million increase in depreciation, primarily as a result of capital additions and the change in March, 1991, from a 4.0% compound interest to a straight-line method of depreciation with respect to certain water plant. Also contributing to the increase was a $370,000 decrease in deferred treatment plant costs during 1992. See "-Deferred Treatment Plant Costs and Carrying Charges."

    Income taxes increased by $2.9 million (55.0%) from $5.4 million in 1991 to $8.3 million in 1992 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and an increase in the state income tax rate enacted by the Commonwealth of Pennsylvania in August, 1991.

    Deferred Treatment Plant Costs and Carrying Charges. As discussed above, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the four new Scranton Area water treatment plants and related facilities and the Crystal Lake Water Treatment Plant and related facilities. The deferral of such costs resulted in an increase in earnings for the years ended December 31, 1991 and 1992, of $923,000 and $437,000, respectively, net of related income taxes. As of December 31, 1992, a total of $5.9 million of costs, consisting of $2.3 million of operating expenses and $2.8 million of carrying charges relative to the Scranton Area water treatment plants and related facilities, and $294,000 of operating expenses and $461,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities, had been so deferred pursuant to the PPUC's Orders permitting the deferral of these costs.

    Operating Income. As a result of the above, total operating income increased by $2.2 million (7.0%) from $31.7 million for 1991 to $33.9 million for 1992, and increased as a percentage of total operating revenues from 17.3% in 1991 to 17.6% in 1992. Operating income from gas utility operations increased $821,000 (4.5%) from $18.4 million in 1991 to $19.3 million in 1992, due primarily to a $4.8 million increase in gross margin, the effect of which was partially offset by increases in other operations expenses, depreciation, and income and gross receipts taxes. Operating income from water utility operations increased $1.4 million (10.6%) from $13.2 million in 1991 to $14.7 million in 1992, due primarily to the $15.0 million increase in annual revenue which the PPUC allowed for customers in PG&W's Scranton Water Rate Area effective March 23, 1991, and the $1.9 million increase in annual revenue which it allowed effective January 30, 1992, for customers in the Spring Brook Water Rate Area served exclusively by the Nesbitt Water Treatment Plant. These increased revenues were partially offset by increases in other operations expenses, depreciation, and property and income taxes.

    Other Income, Net and Interest Charges. Other income, net decreased from $1.1 million in 1991 to $30,000 in 1992, primarily because (in each case, net of the related income taxes if included in other income, net) of a $252,000 reduction in interest income from the temporary investment of funds by PG&W, $127,000 of interest expense associated with the defeasance on September 15,

1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1987 Series A (Pennsylvania Gas and Water Company Project) (the "1987 Series A Bonds") that were redeemed on October 1, 1992 (see "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings"), $151,000 in civil penalties relative to the extended completion dates of PG&W's Ceasetown and Watres Water Treatment Plants and a $59,000 reduction in income from the sale of non-watershed land and other physical property.

    Interest charges decreased by $710,000 (3.3%) from $21.7 million for 1991 to $21.0 million for 1992. This decrease was largely attributable to a $1.2 million (226.5%) increase in AFUDC in 1992 to $1.8 million from $543,000 in 1991. The increase in AFUDC was due to a greater amount of construction work-in-progress, primarily as a result of the Crystal Lake Water Treatment Plant, which was completed in July, 1992, the Ceasetown Water Treatment Plant which was completed in late March, 1993, and the Watres Water Treatment Plant, which was completed in late September, 1993. Partially offsetting the effect of the increased AFUDC was a lower level of deferred treatment plant interest in 1992.

    Dividends on Preferred Stock. Dividends on preferred stock increased $829,000 (19.6%) from $4.2 million in 1991, to $5.1 million in 1992, as a result of the issuance by PG&W of its 9% Cumulative Preferred Stock on August 18, 1992. See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings."

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $1.0 million (14.5%) from $6.9 million ($1.87 per share) for the year ended December 31, 1991, to $7.9 million ($2.02 per share) for the year ended December 31, 1992. The increased earnings in 1992 were the result of the matters discussed above, primarily the increase in gross margin on gas operations resulting from higher levels of sales to residential and commercial heating customers, as well as the increase in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 23, 1991, and January 30, 1992.

RATE MATTERS

    In accordance with the Pennsylvania Public Utility Code (the "Code"), PG&W files an annual purchased gas cost rate with the PPUC. From time to time, PG&W also files for adjustments to its gas and water rates to, among other reasons, recover interest charges and depreciation expenses relating to capital expenditures, recover increased operating expenses and make adjustments to existing surcharge rates approved by the PPUC.

    The following is a summary of such filings (exclusive of those solely involving state tax adjustment surcharges) with respect to which the PPUC has issued an order since the beginning of 1991, or which are currently pending.

    Gas Rate Filings. Pursuant to the provisions of the Code which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC ordered PG&W to make the following changes during 1991, 1992 and 1993 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]              [C]
       December 1, 1991          $3.20   $2.46            $(20,800,000)
       December 1, 1992           2.46    2.79               9,500,000
       December 1, 1993           2.79    3.74              28,800,000

    The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue will be offset by a corresponding change in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on PG&W's financial position or results of operations.

    On April 27, 1990, PG&W filed an application with the PPUC seeking approval to recover 90% ($13.9 million based on then current estimates) of its total take-or-pay liabilities, and $250,000 of related carrying costs, through billings to customers generally over a four-year period beginning June 1, 1990. The PPUC approved this application effective June 1, 1990. In connection with this approval, PG&W agreed to absorb a portion of its take-or-pay liabilities. The amount to be so absorbed by PG&W is currently estimated to be $1.8 million, substantially all of which had been charged to expense as of December 31, 1993. As of December 31, 1993, PG&W had billed $14.8 million of take-or-pay costs to its customers and had deferred $1.1 million of such costs, including related carrying charges, for future billing to customers.

    Under terms of the PPUC's Order in respect of take-or-pay obligations, the surcharge by which PG&W bills its customers for take-or-pay costs is adjusted annually as of June 1 to reflect changes in PG&W's total estimated liability for take-or-pay costs (which is currently projected to be as much as $18.1 million) and the portion of such costs remaining to be recovered from its customers. In accordance therewith, the PPUC approved an adjustment in PG&W's take-or-pay surcharge effective June 1, 1993, based on the estimated $3.5 million of take-or-pay costs that remained to be collected from PG&W's customers as of such date.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost order (the "PGC Order") regarding recovery of FERC Order 636 transition costs. The PGC Order states the PPUC believes that the recovery of Account 191 and New Facility Costs are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The PGC Order also indicates that while Gas Supply Realignment and Stranded Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further states that all such filings will be evaluated on a case-by-case basis. As of February

1, 1994, PG&W began to recover the Account 191 and New Facility Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a twelve-month period extending through October 31, 1994, will aggregate $1.0 million, of which $290,000 had been billed to PG&W as of December 31, 1993. Additionally, PG&W is currently seeking the full recovery of the Gas Supply Realignment and Stranded Costs that it estimates it will be billed by its interstate pipelines through the filing of a tariff pursuant to the surcharge provisions of the Code. It is currently estimated that these costs, which will be billed to PG&W generally over a three-year period extending through the fourth quarter of 1996 will range between $11.0 million and $13.0 million, of which $730,000 had been billed to PG&W as of December 31, 1993. Based on the provisions of the PGC Order, PG&W believes it will be allowed the full recovery of all transition costs billed to it pursuant to Order 636.

    Water Rate Filings. As a general rule, public utilities are entitled to recover their reasonable operating expenses and earn a fair rate of return on their investment, or rate base. However, a regulated utility's ability to generate earnings is influenced significantly by the timing and amount of rate relief that it is granted. As part of the ratemaking process, the PPUC may reject, in whole or in part, a public utility's request to increase its rates where the PPUC concludes, after a hearing, that the service rendered by the public utility is inadequate in that it fails to meet quantity or quality standards for the type of service provided. Based upon previous rate filings (referred to below), PG&W expects that the quality of its water service will be scrutinized by the PPUC in any future water rate filings. In its order of June 23, 1993, relating to the most recent Scranton Water Rate Area rate case, the PPUC granted PG&W rate relief notwithstanding its finding that PG&W's water quality did not always meet secondary drinking water standards. Notwithstanding this decision, PG&W believes that it is providing water service meeting or exceeding the PPUC's standards for quantity and quality of service to its customers receiving filtered water based on testing performed by PG&W and an independent laboratory of water at certain customers' premises which indicates that the water meets federal and state primary (health-related) drinking water standards all of the time and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards nearly all of the time. PG&W also believes that in the future as it makes further improvements to its distribution system, it will be able to demonstrate to the PPUC's satisfaction that it is providing adequate service to its customers.

    As discussed below, the rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. PG&W believes that it will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes" and that meets all applicable water quality standards.

    The magnitude of  the  projected  rate  increases  that  will be required to enable PG&W to fully recover its capital expenditures associated with the construction of the water treatment plants will be significant. Prior to the construction of the plants, the average annual cost of water to PG&W's customers receiving nonfiltered water was approximately $143. The average annual cost of water to PG&W's residential customers receiving filtered water as of March, 1994, is approximately $340. PG&W anticipates that this cost will increase to approximately $475 in the latter part of this decade, at which time PG&W expects to have been allowed by the PPUC to fully reflect in rates its costs associated with the filtration of its water supplies. PG&W believes that these levels of increases, in terms of percentages, will not be inconsistent with those that will be experienced by other water utilities required to make a similar transition to filtered water; however, the magnitude of future rate increases is such that the PPUC, to reduce consumer "rate shock," may require that any such rate increases be phased-in over a period of time. While PG&W expects that the PPUC will grant adequate rate relief in a timely manner, there can be no assurance that the PPUC will take such action.

    The denial of adequate rate relief in future applications would require PG&W to take various actions to restrict its capital expenditures and operating expenses and possibly reduce dividends on its common stock in order to conserve cash resources and minimize the reduction in earnings that such denial would otherwise cause. See "-Liquidity and Capital Resources-Failure to Obtain Adequate Rate Relief" for a discussion of the adverse effects on PG&W and PEI if adequate rate relief were denied.

    Scranton Area. On June 8, 1990, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $25.5 million in additional annual revenue. This rate increase request involved the approximately 54,700 customers at such date who would be furnished water from the one previously existing and the four new water treatment plants in the Scranton Water Rate Area. In December, 1990, PG&W and certain parties filing objections to the rate increase request reached a settlement that provided for an approximate 110% rate increase designed to produce $15.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to Financial Accounting Standards Board ("FASB") Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." The settlement provided that $10.2 million of the increased revenue (an approximate 75% increase in rates) was to be realized through an immediate rate increase and that the remaining $4.8 million of the increased revenue (an additional 35% increase in rates) was to be realized through another rate increase one year later (at the beginning of year two of the phase-in period). The settlement also specified that the $4.8 million in revenue that would be deferred during the first year of the phase-in period was to be collected from customers in the form of a surcharge in years two through ten of the phase-in period. Finally, PG&W also agreed that it would not file for another general rate increase for the Scranton Water Rate Area prior to six months after the effective date of the second phase of the rate increase. By Order adopted March 22, 1991, the PPUC approved the settlement.

    In accordance with the accounting requirements for a qualified phase-in plan as prescribed by FASB Statement 92, PG&W recorded a $1.2 million nonrecurring charge to earnings as of December 31, 1990, representing the estimated net present value of carrying charges with respect to the $4.8 million of revenue to be deferred in the first year of the phase-in period. This charge was required because the settlement did not provide for the billing of any carrying charges on such deferred revenue. Additionally, in accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $15.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 23, 1991. However, pursuant to the terms of the settlement, PG&W deferred the billing of $4.7 million of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 23, 1991, through March 22, 1992). The amount so deferred was $100,000 less than the $4.8 million originally estimated because of slightly lower than anticipated consumption. Effective March 23, 1992, PG&W began to bill the $4.7 million that had been so deferred by means of the surcharge that will be in effect in years two through ten of the phase-in period, and as of December 31, 1993, $871,000 had been so billed to its Scranton Water Rate Area customers.

    Nesbitt Service Area. On April 30, 1991, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $2.6 million in additional annual revenue. This rate increase request involved the approximately 14,300 customers in the Spring Brook Water Rate Area at such date who were served exclusively by the Nesbitt Water Treatment Plant. PG&W and certain parties filing objections to the rate increase request reached a settlement that provided for a $1.9 million increase in annual revenue which the PPUC approved effective January 30, 1992. However, on February 27, 1992, the PPUC granted a petition of the Office of Consumer Advocate (the "OCA"), a complainant in the rate proceeding and a signatory to the settlement, for reconsideration and clarification of the PPUC Order which approved the settlement. As a result, the $1.9 million rate increase remains subject to further PPUC and possible appellate review. Although it cannot be certain, PG&W believes that the $1.9 million increase will not be rescinded in whole or in part or affected in any other way as a result of the OCA's petition, and as of March 23, 1994, no further action had been taken by the PPUC with respect to the OCA's petition.

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan pursuant to FASB Statement 92. The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February
25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on the revenue deferred in accordance with the phase-in plan.

    Scranton Area. On September 25, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $9.9 million in additional annual revenue, to be effective November 24, 1992. This rate increase request involved the approximately 56,000 customers in PG&W's Scranton Water Rate Area at such date. On November 13, 1992, the PPUC suspended this rate increase for seven months (until June 24, 1993) in order to investigate the reasonableness of the proposed rates. By Order entered June 23, 1993, the PPUC rejected the proposed rate increase in its entirety "due to inadequate service" (i.e., water quality). However, by the same Order, the PPUC granted PG&W the alternative of a rate increase designed to produce an additional $5.0 million in annual revenue, provided that PG&W dedicate the entire increase to augment the improvements to its water distribution system until "the demonstration by [PG&W] to [the PPUC] that it is providing adequate service." PG&W accepted this alternative and placed such $5.0 million rate increase into effect as of June 23, 1993.

    On August 19, 1993, the PPUC approved a settlement agreement (the "Settlement Agreement") resolving certain disputed issues relating to its June 23, 1993, Order. The Settlement Agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the OCA of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue, to be effective June 28, 1993. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On June 3, 1993, the PPUC suspended this rate increase for seven months (until January 28, 1994) by operation of law in order to institute an investigation into the reasonableness of the proposed rates. On September 23, 1993, PG&W, the PPUC Office of Trial Staff, the OCA and the Office of Small Business Advocate filed a settlement petition (the "Settlement Petition") with the Administrative Law Judge ("ALJ") assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, that was designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92. Under the terms of the Settlement Petition, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers now served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The Settlement Petition further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The Settlement Petition also specified that the $5.5 million in revenue that was to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the Settlement Petition effective December 16, 1993. In accordance with the provisions of FASB 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

    Effects of Inflation. When utility property reaches the end of its useful life and must be replaced, PG&W will incur replacement costs in amounts that due to the effects of inflation would materially exceed either the original cost or the accrued depreciation of such property as reflected on its books of account. However, the cost of such replacement property would be includable in PG&W's rate base, and PG&W would be entitled to recover depreciation expense and earn a return thereon, to the extent that its investment in such property was prudently incurred and the property is used and useful in furnishing public utility service.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    The liquidity of PG&W is influenced significantly by the capital intensive nature of its operations and the ratemaking practices of the PPUC, which together effectively require external financing of a substantial portion of PG&W's construction expenditures. See "-Construction Expenditures and Related Financing" and "-Failure to Obtain Adequate Rate Relief." Additionally, because of the seasonal nature of its gas utility operations and the ratemaking practices of the PPUC regarding the recovery of purchased gas costs (see "-Rate Matters-Gas Rate Filings"), it is necessary for PG&W to finance its gas purchases and increases in its customer accounts receivable with bank borrowings during certain periods of the year.

    PG&W's ability to generate sufficient internal funds and to obtain the external funds that are required for its operations and construction expenditures is influenced significantly by the timing and amount of rate relief it is granted. This is a problem faced by all regulated utilities, and one that had been particularly acute with respect to PG&W because of the denial by the PPUC in 1986 and again in 1988, as a result of water quality issues, of water rate increases requested by PG&W. Nonetheless, PG&W was able to generate and raise sufficient capital resources despite these denials, and PG&W believes that it will be granted sufficient rate relief to enable it to meet its future anticipated capital requirements, particularly in view of the increases in annual water revenue aggregating $35.8 million which it has been granted by the PPUC since 1991 with respect to customers being supplied with filtered water. PG&W also believes that additional rate increases will be allowed by the PPUC for its approximately 131,400 water customers, all of whom are now receiving filtered water, because of the relatively low level of earnings that PG&W is realizing from its water utility operations and its expectation that with filtration and further distribution system improvements, water quality should be less of a concern in its requests for water rate increases. See "-Construction Expenditures and Related Financing" and "-Failure to Obtain Adequate Rate Relief."

    If PG&W is denied future rate relief, it would be necessary, depending upon the amount so denied, for PEI and PG&W to take various actions to reduce cash expenditures. For a discussion of the actions PEI and PG&W would take to reduce cash expenditures, see "-Failure to Obtain Adequate Rate Relief." Such measures would continue until PG&W was allowed sufficient rate relief to increase its earnings to a level that would permit it to raise additional debt and equity capital. Concurrently with taking actions to reduce cash expenditures, PG&W would file appropriate appeals with the Commonwealth Court of Pennsylvania, alleging that, contrary to law, it had been denied an opportunity to earn a fair rate of return on its prudent investment in used and useful utility property devoted to public service.

    PEI relies on a number of sources, primarily cash dividends from PG&W, to provide the funds necessary to pay dividends on its common stock, to pay interest on its outstanding debt, and to meet all of its other obligations (other than the repayment of debt for which PEI principally relies upon periodic refinancings or sales of securities). The approximate amount of funds required for these purposes, net of the amounts provided to PEI by PG&W for use of PEI's federal income tax credits, are expected to total $14.5 million in 1994, $15.2 million in 1995 and $17.5 million in 1996. During 1994, $3.7 million of the funds required by PEI for these purposes will be provided through the repayment by PG&W of its $3.7 million demand loan from PEI.

    Because of limitations imposed by the terms of PG&W's Restated Articles of Incorporation, as amended, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had $5.7 million of unsecured debt due on demand or within one year from issuance outstanding as of December 31, 1993, which included the $3.7 million demand loan from PEI.

    In addition, PG&W is prohibited from paying any dividends to PEI in the event of a default under certain of its debt instruments or failure to make any required dividend payments due holders of PG&W's preferred stock. Furthermore, any failure by PG&W to pay preferred stock dividends for four consecutive quarters would permit the holders of the PG&W preferred stock to elect a majority of the directors of PG&W.

    PG&W presently has sufficient funding for its working capital needs, as well as its construction program, through at least the third quarter of 1994, and believes it will be able to raise such funds as are required for construction expenditures, refinancings and other working capital requirements beyond the third quarter of 1994.

    PG&W believes that based on its current financial projections, it will be able to achieve sufficient levels of earnings during 1994, as a result of various cost control measures and water rate increases which have already been granted, to enable it to meet its interest and fixed charge coverage requirements and to give it the borrowing and other financing capability necessary for its working capital needs and planned construction program. However, if PG&W is not granted additional water rate increases in future years, it may be necessary for PEI and PG&W to take various actions at such time to reduce expenditures in order to satisfy PG&W's interest and fixed charge coverage requirements and to maintain sufficient liquidity, and thereby lessen the amount of debt and equity capital which must be raised. See "-Failure to Obtain Adequate Rate Relief."

Interim Financing Practices

    It is the practice of PG&W to use bank borrowings to finance certain of its construction expenditures pending the periodic issuance of stock and long-term debt. Additionally, because of the seasonal nature of its gas utility operations and the ratemaking practices of the PPUC regarding the recovery of purchased gas costs (see "-Rate Matters-Gas Rate Filings"), it is necessary for

PG&W to finance its gas purchases and increases in its customer accounts receivable with bank borrowings during certain periods of the year.

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PG&W has made arrangements for a total of $67.0 million of unsecured revolving bank credit. Specifically, on April 19, 1993, PG&W entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on April 30, 1995, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 3/8 of 1% per annum on the average daily amount of the unused portion of the available funds. As of March 23, 1994, $41.0 million of borrowings were outstanding under the Credit Agreement. PG&W also has three short-term bank lines of credit with an aggregate borrowing capacity of $7.0 million which provide for borrowings at interest rates generally less than prime and mature on April 30, 1994. As of March 23, 1994, PG&W had no borrowings outstanding under the short-term bank lines of credit.

    Prior to their maturity on April 30, 1994, PG&W will seek to renew the $7.0 million short-term bank lines of credit. PG&W believes that based on its present earnings and financing capabilities, capitalization and banking arrangements and relationships it will be successful in renewing the $7.0 million short-term bank lines of credit.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1993, $38.7 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included a note in the principal amount of $30.0 million, that is subject to repayment on December 1, 1994, issued in 1987 to PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee (the "IDA Trustee") in connection with the issuance by the Luzerne County Industrial Development Authority (the "Authority") of $30.0 million of its Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) due 2017 (the "1987 Series B Bonds"). Also, such amount included approximately $7.0 million of high interest rate water facility loans of PG&W having a weighted annual interest rate of 9.33% which were repaid by PG&W on January 31, 1994, with bank borrowings.

    PG&W believes that it will have sufficient cash flow and borrowing capacity to repay current maturities of its preferred stock and long-term debt and to meet its other obligations based on its present earnings and financing capabilities, capitalization and banking arrangements and relationships.

Long-Term Debt and Capital Stock Financings

    PG&W periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings, exclusive of interim bank borrowings, consummated by PG&W since the beginning of 1992.

    On January 30, 1992, PG&W received a total of $22.0 million from PEI representing repayment of a $15.0 million intercompany advance made on September 12, 1991, and a $7.0 million contribution which was treated as an intercompany advance pending approval by the PPUC of the issuance of shares of common stock relative to such contribution. PG&W utilized such funds to repay a portion of its bank borrowings which had been incurred primarily to finance construction expenditures.

    On June 19, 1992, PG&W issued to PEI 137,143 shares of its common stock for aggregate net proceeds of approximately $5.5 million. On the same date, PG&W also received $3.7 million from PEI in the form of a demand loan. PG&W utilized such funds, totaling approximately $9.2 million, to repay bank borrowings which had been incurred primarily to finance construction expenditures. The interest rate on this demand loan (which is to be repaid during 1994) is currently 3.41% (1% less than the interest rate PG&W is required to pay on borrowings under the Credit Agreement).

    On August 18, 1992, PG&W issued 250,000 shares of its 9% Cumulative Preferred Stock, par value $100 per share, the net proceeds of which (approximately $23.6 million) were used to repay $16.1 million of bank borrowings and for working capital purposes.

    On September 15, 1992, the Authority issued $50.0 million of its Exempt Facilities Revenue Refunding Bonds, 1992 Series A (Pennsylvania Gas and Water Company Project) (the "1992 Series A Bonds") and, in connection therewith, PG&W issued $50.0 million of its 7.20% First Mortgage Bonds to the IDA Trustee for the 1992 Series A Bonds as security for the 1992 Series A Bonds. PG&W will make payments to the IDA Trustee pursuant to the 7.20% First Mortgage Bonds in amounts sufficient and at the times necessary to pay the debt service requirements on the 1992 Series A Bonds. The proceeds from the issuance of the 1992 Series A Bonds, along with additional funds provided by PG&W, were deposited with the IDA Trustee for the Authority's $50.0 million Exempt
Facilities Revenue Bonds, 1987 Series A (Pennsylvania Gas and Water Company Project) (the "1987 Series A Bonds") on September 15, 1992, for use in redeeming the 1987 Series A Bonds on October 1, 1992. The deposit of such funds acted to discharge all of PG&W's obligations with respect to its 8-1/2%, 1987 Series A
Note in the principal amount of $50.0 million which had been issued to the IDA Trustee in connection with the 1987 Series A Bonds and which was subject to repayment on October 1, 1992.

    On December 14, 1992, PG&W issued $30.0 million of its 8.375% Series First Mortgage Bonds due 2002. The proceeds from the issuance of these bonds were used to repay approximately $28.7 million of bank borrowings, thereby providing PG&W with additional borrowing capacity for future capital expenditures and other working capital needs.

    On December 22,  1992,  the  Authority  issued  $30.0  million of its Exempt
Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds") and, in connection therewith, PG&W issued $30.0 million of its 7.125% First Mortgage Bonds to the IDA Trustee for the 1992 Series B Bonds, as security for the 1992 Series B Bonds. PG&W will make payments to the IDA  Trustee  pursuant  to  the  7.125%  First Mortgage Bonds in amounts sufficient and at the times necessary to pay the debt service requirements on the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA
Trustee for the Authority's 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. During 1992 and 1993, $2.0 million and $15.9 million, respectively, of the proceeds from the 1992 Series A Bonds were so utilized. As of December 31, 1993, $12.9 million of the proceeds (including investment income of $731,000) was held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W.

    During 1993, PG&W assumed $812,000 of indebtedness to the Pennsylvania Infrastructure Investment Authority (an agency of the Commonwealth of Pennsylvania known as "PENNVEST") in connection with its acquisition of the assets and operations of two small water companies and also borrowed $1.6 million under the terms of a water facility loan agreement with PENNVEST dated December 3, 1992, relative to such acquisition. A total of $2.6 million is being made available to PG&W pursuant to the PENNVEST loan agreement, of which $1.0 million remained available as of December 31, 1993, for borrowing by PG&W.

    On October 27, 1993, PG&W issued to PEI 834,000 shares of its common stock for aggregate net proceeds of $31.9 million. PG&W utilized such funds to repay bank borrowings. These borrowings had been incurred primarily to finance construction expenditures.

    On December 21, 1993, the Authority issued $19.0 million of its Exempt Facilities Revenue Refunding Bonds, 1993 Series A (Pennsylvania Gas and Water Company Project) (the "1993 Series A Bonds") and, in connection therewith, PG&W issued $19.0 million of its 6.05% Series First Mortgage Bonds to the IDA Trustee for the 1993 Series A Bonds, as security for the 1993 Series A Bonds. PG&W will make payments to the IDA Trustee pursuant to the 6.05% Series First Mortgage Bonds in amounts sufficient and at the times necessary to pay the debt service requirements on the 1993 Series A Bonds. The proceeds from the issuance of the 1993 Series A Bonds, along with additional funds provided by PG&W, were deposited with the IDA Trustee for the Authority's $19.0 million Exempt
Facilities Revenue Bonds, 1989 Series A (Pennsylvania Gas and Water Company Project) (the "1989 Series A Bonds") on December 21, 1993, for use in redeeming the 1989 Series A Bonds on January 1, 1994. The deposit of such funds acted to discharge all of PG&W's obligations with respect to its 7%, 1989 Series A Note in the principal amount of $19.0 million which had been issued to the IDA Trustee in connection with the 1989 Series A Bonds and which was subject to repayment on January 1, 1994.

    PG&W's rated first mortgage bonds are currently rated BBB- (investment grade) by Standard & Poor's Corporation ("S&P"), Baa3 (investment grade) by Moody's Investors Services ("Moody's") and Class 2 by the National Association of Insurance Commissioners ("NAIC"). On November 29, 1993, S&P said PG&W's outlook was "stable" and that "continued, though slow, improvements in PG&W's financial profile are expected as the last [water] treatment plant is completed in 1993 and adequate water rate relief is granted." However, S&P noted that "significant capital expenditures and an excessive dividend payout...will continue to challenge management over the short term."

    If PG&W's rated first mortgage bonds are downgraded below Class 2 (i.e., below investment grade) by the NAIC, this downgrade would cause the stated interest rate on PG&W's $50.0 million of 9.57% Series First Mortgage Bonds due 1996 to increase to 11.17% per annum (which increase would cost PG&W $800,000 per year in additional interest expense, exclusive of tax benefits). Also, any downgrading of PG&W's rated first mortgage bonds below investment grade by either S&P or Moody's would result in the interest rate charged on borrowings under the Credit Agreement being increased by one half percent per annum (which increase could cost PG&W as much as $300,000 per year in additional interest expense, exclusive of tax benefits, depending on the amount of borrowings outstanding under the Credit Agreement). Additionally, any downgrading of PG&W's rated first mortgage bonds by S&P, Moody's or the NAIC could have a material adverse effect on the cost and difficulty of issuing additional debt, which in turn could significantly impair PEI's and PG&W's ability to refinance debt and fund future capital expenditures.

    During 1991, 1992 and 1993,  PG&W  realized $445,000, $385,000 and $465,000, respectively, from the issuance of common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan.

Construction Expenditures and Related Financing

    Expenditures for the construction of utility plant during the period 1991 through 1993 were as follows:
[CAPTION]
                            Water             Gas
              Year       Facilities       Facilities        Total
                                    (Thousands of Dollars)
              [S]        [C]              [C]              [C]
              1991       $   19,155       $    9,359       $ 28,514
              1992           44,352           12,669         57,021
              1993           32,575           13,325         45,900
                         $   96,082 *     $   35,353       $131,435

    * Includes $11.7 million, $30.5 million and $20.7 million expended in 1991, 1992 and 1993, respectively, for various water supply and treatment facilities and associated distribution system improvements constituting part of the program that PG&W adopted in 1986 for filtering all of its regularly used water supplies.

    The construction of water facilities and gas facilities by PG&W during 1993 was largely financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

    PG&W estimates that its capital expenditures for 1994 through 1996 will total $136.3 million, of which $84.3 million will involve the construction of water facilities and $52.0 million will involve the construction of gas facilities. PG&W anticipates that a portion of such water facilities will be financed with the $12.9 million of proceeds from the issuance of the Authority's 1992 Series B Bonds held by the IDA Trustee as of December 31, 1993, for the benefit of PG&W and that the balance of its expenditures for water facilities, as well as its expenditures for gas facilities, will be financed with approximately $51.0 million from the issuance of another series of first mortgage bonds in 1995 and other loans in 1994, $32.0 million in late 1995 from the sale of common stock to PEI and $40.4 million of internally generated funds.

    Neither PEI nor PG&W has made any formal arrangements for such proposed future debt or stock financings and there can be no assurance that any commitments for such proposed future debt or stock financings will be available on terms acceptable to PEI or PG&W or that such proposed financings will be consummated. The failure to consummate such proposed financings could have a material adverse effect on PEI and PG&W.

Failure to Obtain Adequate Rate Relief

    If PG&W is unable to obtain adequate rate relief in future rate increase applications filed with the PPUC, PG&W would be forced to restrict its cash expenditures by, among other actions, reducing or eliminating dividends on its common stock, thereby resulting in a reduction or elimination of PEI's common stock dividends, curtailing or deferring work on various capital projects, considering the sale of selected assets and reducing its operating expenses, all of which could negatively impact the quality and reliability of services rendered to the public by PG&W.

    Notwithstanding the PPUC's decision in its June 23, 1993, Order (see "-Rate Matters-Water Rate Filings"), PG&W believes it will be able to obtain adequate future rate relief, although there can be no assurance that such rate relief will be obtained. However, if PG&W were unable to obtain adequate rate relief from the PPUC under circumstances where PG&W believed that it is entitled as a matter of law to such rate relief, PG&W would file appropriate appeals with the Commonwealth Court of Pennsylvania, claiming that, contrary to law, the PPUC by its actions had denied PG&W an opportunity to earn a fair rate of return on its prudent investment in property which is used and useful in providing public utility service.

Postemployment Benefits

    In December, 1992, FASB Statement 112, "Employers' Accounting for Postemployment Benefits," was issued. The provisions of this statement require the recording of a liability for postemployment benefits (such as disability benefits, including workers' compensation, salary continuation and the continuation of benefits such as health care and life insurance) provided to former or inactive employees, their beneficiaries and covered dependents. PG&W presently records a liability for benefits of this nature, and thus the provisions of FASB Statement 112, which PG&W adopted effective January 1, 1994, are not expected to have a material impact on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of PG&W and the report of independent public accountants thereon are presented on pages 42 through 71 of this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Gas and Water Company:

We have audited the accompanying balance sheets and statements of capitalization of Pennsylvania Gas and Water Company (the "Company") (a Pennsylvania corporation and a wholly-owned subsidiary of Pennsylvania Enterprises, Inc.) as of December 31, 1993 and 1992, and the related statements of income, common shareholder's investment, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Gas and Water Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions pursuant to standards promulgated by the Financial Accounting Standards Board.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN & CO.


New York, N.Y.
March 4, 1994

                      PENNSYLVANIA GAS AND WATER COMPANY

                             STATEMENTS OF INCOME

                                                   Year Ended December 31,
                                                1991         1992       1993
                                                    (Thousands of Dollars)
OPERATING REVENUES:
  Gas                                         $ 138,465   $ 143,227   $ 153,325
  Water                                          44,285      48,651      53,363
      Total operating revenues                  182,750     191,878     206,688

OPERATING EXPENSES:
  Cost of gas                                    77,801      77,720      86,557
  Other operation expenses                       36,334      37,971      38,859
  Maintenance                                     9,634       8,677       9,341
  Depreciation                                    9,779      10,856      12,299
  Deferred treatment plant costs, net
    (Note 2)                                       (664)       (294)     (1,532)
  Income taxes                                    5,359       8,305       8,989
  Other taxes                                    12,814      14,730      16,019
      Total operating expenses                  151,057     157,965     170,532

OPERATING INCOME                                 31,693      33,913      36,156

OTHER INCOME, NET (Note 3)                        1,134          30         560

INCOME BEFORE INTEREST CHARGES                   32,827      33,943      36,716

INTEREST CHARGES:
  Interest on long-term debt                     18,536      18,929      20,515
  Other interest                                  4,633       4,292       2,589
  Allowance for borrowed funds used
    during construction                            (543)     (1,773)     (1,482)
  Deferred treatment plant carrying
    charges (Note 2)                               (929)       (461)     (1,207)
      Total interest charges                     21,697      20,987      20,415

NET INCOME                                       11,130      12,956      16,301

DIVIDENDS ON PREFERRED STOCK                      4,236       5,065       6,462

EARNINGS APPLICABLE TO COMMON STOCK           $   6,894   $   7,891   $   9,839

EARNINGS PER SHARE OF COMMON STOCK            $    1.87   $    2.02   $    2.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 3,687,736   3,908,351   4,176,087








The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                            December 31,
                                                        1992          1993
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
  Gas plant, at original cost less
    acquisition adjustments of $386,000               $234,708      $245,969
  Water plant, at original cost plus
    acquisition adjustments of $14,236,000, and
      $14,577,000, respectively                        329,809       360,996
  Common plant, at original cost                        24,525        26,212
                                                       589,042       633,177
  Accumulated depreciation                             (76,743)      (86,287)
                                                       512,299       546,890


OTHER PROPERTY AND INVESTMENTS:
  Restricted funds held by trustee (Note 6)             28,020        12,853
  Other                                                  3,049         3,291
                                                        31,069        16,144

CURRENT ASSETS:
  Cash and cash equivalents                                570         2,714
  Accounts receivable -
    Customers                                           22,230        20,533
    Others                                                 716         1,258
    Reserve for uncollectible accounts                  (1,475)       (1,223)
  Accrued utility revenues                              12,547        16,123
  Materials and supplies, at average cost                3,520         3,549
  Gas held by suppliers, at average cost                21,612        26,650
  Deferred cost of gas & supplier refunds, net               -        12,752
  Prepaid expenses and other                             1,963         2,026
                                                        61,683        84,382

DEFERRED CHARGES:
  Deferred taxes collectible                                 -        51,382
  Unamortized debt expense                               5,580         5,745
  Deferred treatment plant costs
    and interest (Note 2)                                6,569        10,129
  Deferred water utility billings (Note 2)               3,795         3,885
  Other                                                  8,877         7,751
                                                        24,821        78,892






TOTAL ASSETS                                          $629,872      $726,308


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                              December 31,
                                                          1992         1993
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see accompanying statements on
  page 47):
  Common shareholder's investment (Notes 4 and 7)       $158,098     $188,011
  Preferred stock (Note 5) -
    Not subject to mandatory redemption, net              33,615       33,615
    Subject to mandatory redemption                       41,920       31,840
  Long-term debt (Note 6)                                245,877      266,259
                                                         479,510      519,725


CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption (Notes 5, 6 and 8)                         39,085       38,664
  Notes payable -
    Bank (Note 8)                                              -        2,000
    Parent                                                 3,680        3,680
  Accounts payable -
    Suppliers                                             23,944       22,401
    Affiliates, net                                          613        1,888
  Deferred cost of gas and supplier refunds, net             555            -
  Accrued general business and realty taxes                3,362        3,574
  Accrued income taxes                                     4,007        4,984
  Accrued interest                                         5,200        4,042
  Other                                                    1,620        2,440
                                                          82,066       83,673


DEFERRED CREDITS:
  Deferred income taxes                                   33,816       87,005
  Unamortized investment tax credits                       9,439        9,183
  Advances for construction                               10,747       10,985
  Contributions in aid of construction                     8,761        9,810
  Operating reserves                                       1,565        1,863
  Other                                                    3,968        4,064
                                                          68,296      122,910



COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)



TOTAL CAPITALIZATION AND LIABILITIES                    $629,872     $726,308



The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                      1991       1992       1993
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                        $ 11,130   $ 12,956   $ 16,301
  Effects of noncash charges (credits) to income -
    Depreciation                                       9,792     10,875     12,324
    Deferred income taxes, net                         2,693      2,048      1,678
    Provisions for self insurance                        622      1,196      1,800
    Deferred treatment plant costs and carrying
      charges, net                                    (1,593)      (756)    (3,560)
    Allowance for equity funds used during
      construction                                         -          -       (734)
    Deferred water utility billings                   (3,706)      (969)      (582)
    Other, net                                         2,410      2,812      4,540
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues             938     (2,517)    (2,159)
    Gas held by suppliers                               (626)    (1,586)    (5,038)
    Accounts payable                                   1,068      2,377       (515)
    Deferred cost of gas and supplier refunds, net     7,027    (11,429)   (13,307)
    Other current assets and liabilities, net            835      2,794        754
  Other operating items, net                          (1,578)    (2,326)    (3,251)
      Net cash provided by operating activities       29,012     15,475      8,251

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)           (29,144)   (58,324)   (46,526)
  Other, net                                           1,984      2,030      1,493
      Net cash used for investing activities         (27,160)   (56,294)   (45,033)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                               445     12,905     32,366
  Issuance of preferred stock                              -     23,615          -
  Redemption of preferred stock                          (80)       (80)   (10,080)
  Dividends on common and preferred stock            (13,085)   (14,940)   (18,398)
  Issuance of long-term debt                          50,315    110,000     20,634
  Repayment of long-term debt                         (7,929)   (57,371)   (31,485)
  Issuance of note payable to parent                       -      3,680          -
  Intercompany advance                               (15,000)    15,000          -
  Restricted funds held by trustee (Note 6)                -    (27,994)    15,868
  Net increase (decrease) in bank borrowings         (16,526)   (20,167)    32,247
  Other, net                                          (1,347)    (3,917)    (2,226)
      Net cash provided by (used for) financing
        activities                                    (3,207)    40,731     38,926

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (1,355)       (88)     2,144
CASH AT BEGINNING OF YEAR                              2,013        658        570
CASH AND CASH EQUIVALENTS AT END OF YEAR            $    658   $    570   $  2,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)            $ 17,845   $ 16,972   $ 21,092
    Income taxes                                    $  1,475   $  3,667   $  6,790

                                        -46-

The accompanying notes are an integral part of the financial statements.

                        PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                   1992                 1993
                                                     (Thousands of Dollars)
COMMON SHAREHOLDER'S INVESTMENT (Note 7):
  Common stock, no par value (Note 4)
    (stated value $10 per share)
    Authorized - 10,000,000 shares
    Outstanding - 4,018,730 shares and
      4,868,718 shares, respectively             $ 40,187             $ 48,687
  Additional paid-in capital                       48,776               72,642
  Retained earnings                                69,135               66,682
     Total common shareholder's investment        158,098   33.0%      188,011   36.2%

PREFERRED STOCK, par value $100 per share
  Authorized - 997,500 shares (Note 5):
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
        100,000 shares issued                      10,000               10,000
      9% cumulative preferred,
        250,000 shares outstanding, net of
        issuance costs                             23,615               23,615
    Total preferred stock not subject to
        mandatory redemption, net                  33,615    7.0%       33,615    6.5%

    Subject to mandatory redemption -
      5.75% cumulative preferred, 20,000 and
        19,200 shares outstanding, respectively     2,000                1,920
      8.90% cumulative preferred, 150,000 shares
        outstanding                                15,000               15,000
      9.50% 1988 series cumulative preferred,
        250,000 and 150,000 shares outstanding,
        respectively                               25,000               15,000
      Less current redemption requirements            (80)                 (80)
    Total preferred stock subject to
        mandatory redemption                       41,920    8.7%       31,840    6.1%

LONG-TERM DEBT (Note 6):
  First mortgage bonds                            200,015              207,745
  Notes                                            67,253               77,845
  Other                                            17,614               19,253
  Less current maturities and sinking
    fund requirements                             (39,005)             (38,584)
     Total long-term debt                         245,877   51.3%      266,259   51.2%

TOTAL CAPITALIZATION                             $479,510  100.0%     $519,725  100.0%






The accompanying notes are an integral part of the financial statements.


                           PENNSYLVANIA GAS AND WATER COMPANY

                      STATEMENTS OF COMMON SHAREHOLDER'S INVESTMENT

                  FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                             Additional
                                     Common   Paid-In      Retained
                                     Stock    Capital      Earnings      Total
                                             (Thousands of Dollars)
Balance at December 31, 1990        $36,811  $   39,288    $ 73,089    $149,188

Net income for 1991                       -           -      11,130      11,130
Issuance of common stock                146         299           -         445
Dividends on:
  Preferred stock (Note 5)                -           -      (4,236)     (4,236)
  Common stock ($2.40 per share)          -           -      (8,849)     (8,849)

Balance at December 31, 1991         36,957      39,587      71,134     147,678

Net income for 1992                       -           -      12,956      12,956
Issuance of common stock              3,230       9,207           -      12,437
Loss on sale of preferred stock
  held in treasury                        -         (18)        (15)        (33)
Dividends on:
  Preferred stock (Note 5)                -           -      (5,065)     (5,065)
  Common stock ($2.54 per share)          -           -      (9,875)     (9,875)

Balance at December 31, 1992         40,187      48,776      69,135     158,098

Net income for 1993                       -           -      16,301      16,301
Issuance of common stock              8,500      23,866           -      32,366
Premium on redemption of
  preferred stock                         -           -        (356)       (356)
Dividends on:
  Preferred stock (Note 5)                -           -      (6,462)     (6,462)
  Common stock ($2.8225 per share)        -           -     (11,936)    (11,936)

Balance at December 31, 1993        $48,687  $   72,642    $ 66,682   $ 188,011















The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Pennsylvania Gas and Water Company ("PG&W"), a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), is a regulated public utility subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. PG&W has five wholly-owned subsidiaries: Penn Gas Development Co. and four small water companies, which have not been consolidated since they are insignificant. The equity method is used to account for PG&W's investment in these subsidiaries.

    Utility Plant and Depreciation. Utility plant is stated at cost, which represents the original cost of construction, including payroll, administrative and general costs, an allowance for funds used during construction, and the plant acquisition adjustments. The plant acquisition adjustments represent the difference between the cost to PG&W of plant acquired as a system and the cost of such plant when first devoted to public service, and are primarily attributable to land, water rights and goodwill. Except for approximately $340,000 recorded in 1993 with respect to water plant, the plant acquisition adjustments relate to acquisitions made prior to October 31, 1970, and thus are not required to be amortized for financial reporting purposes since PG&W believes there has been no diminution in their value. Also, such plant acquisition adjustments are not being amortized, consistent with PPUC Orders. The plant acquisition adjustments of approximately $340,000 recorded in 1993 will be amortized over a ten-year period commencing on January 1, 1994, in accordance with the PPUC's December 15, 1993, Order regarding the increase in water rates for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as either other income, net (with respect to the cost of equity funds) or as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 9% in 1991, 7% in 1992 and 8% in 1993.

    PG&W provides for depreciation on a straight-line basis for gas plant and all common plant. As of December 31, 1993, depreciation was provided on a straight-line basis for approximately 61% of the water plant and on a 4%
compound interest method for the remainder of the water plant. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, resulted in the following percentages:
[CAPTION]
                              1991              1992             1993
            [S]               [C]               [C]              [C]
            Gas               2.33%             2.51%            2.49%
            Water             1.42              1.57             1.71
            Common            7.22              6.76             8.06

    The increase in the annual rate of depreciation relative to water plant in both 1992 and 1993 reflects a change from the 4% compound interest method to the straight-line method of depreciation with respect to certain of that plant, as ordered by the PPUC. Such change in method of depreciation is generally being made as PG&W is allowed to initially increase its rates for customers receiving filtered water service.

    Under the terms of the settlement discussed in Note 2 relative to the water rate increase approved by the PPUC on December 15, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, PG&W will begin depreciating all water facilities located in the areas served by those plants on a straight-line basis effective January 1, 1994. This change is expected to increase the annual provision for depreciation by approximately $1.5 million and to increase the overall annual rate of depreciation with respect to water plant to approximately 2.21%.

    When depreciable property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable property, other than in the case of significant involuntary conversions or extraordinary retirements.

    Revenues and Cost of Gas. PG&W bills its customers based on estimated or actual meter readings on a cycle basis. Gas customers and certain water customers, primarily large users, are billed monthly on a cycle that extends throughout the month. Other water customers are billed bi-monthly or quarterly on cycles that extend over the respective periods. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues.

    PG&W generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, PG&W defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods.

    In accordance with an Order adopted by the PPUC on May 31, 1990, PG&W is recovering 90% of its total take-or-pay liabilities through the billing of a surcharge to customers generally over a four-year period beginning June 1, 1990. This surcharge is reflected as operating revenue and is offset by a corresponding charge to the cost of gas. The take-or-pay liabilities billed to PG&W, which will be recovered in future periods by means of such surcharge, are included in deferred cost of gas and supplier refunds, net. The cost of gas also includes that portion (i.e., 10%) of PG&W's take-or-pay liabilities which it has agreed to absorb in accordance with the PPUC's Order of May 31, 1990.

    Deferred Charges. PG&W generally accounts for and reports its costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. Such deferred charges include, among other amounts, deferred treatment plant costs and carrying charges as discussed in Note 2, certain pre-operating costs relative to PG&W's water treatment plants, costs associated with the Early Retirement Plan as discussed in Note 9, and certain preliminary survey and investigation costs. These amounts either relate to previously-issued orders of the PPUC or are of a nature which, in the opinion of PG&W, will be recoverable in future rates, based on past actions of the PPUC or other relevant factors.

    PG&W records, as deferred charges, the direct financing costs incurred in connection with the issuance of long-term debt and redeemable preferred stock and equitably amortizes such amounts over the life of such securities.

    Cash and Cash Equivalents. For the purposes of the statements of cash flows, PG&W considers all highly liquid debt instruments purchased, which generally have a maturity of three months or less, to be cash equivalents. Such instruments are carried at cost, which approximates market value.

    Income Taxes. The provision for income taxes consists of the following components:
[CAPTION]
                                                 1991       1992       1993
                                                   (Thousands of Dollars)
    [S]                                        [C]        [C]        [C]
    Included in operating expenses:
      Currently payable -
        Federal                                $  2,328   $  4,664   $  5,644
        State                                       570      1,888      1,917
          Total currently payable                 2,898      6,552      7,561
      Deferred, net -
        Federal                                   2,454      2,512      2,535
        State                                       263       (503)      (851)
          Total deferred, net                     2,717      2,009      1,684
      Amortization of investment tax credits       (256)      (256)      (256)

          Total included in operating expenses    5,359      8,305      8,989

    Included in other income, net:
      Currently payable -
        Federal                                     104        (29)       (44)
        State                                       (24)       (26)       (28)
          Total currently payable                    80        (55)       (72)
      Deferred, net -
        Federal                                     (31)        39         (6)
        State                                         7          -          -
          Total deferred, net                       (24)        39         (6)

          Total included in other income, net        56        (16)       (78)

    Total provision for income taxes           $  5,415   $  8,289   $  8,911

    Deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and accounting purposes and, with respect to elements of operating income, are recorded consistent with the treatment allowed by the PPUC for ratemaking purposes. The source of these timing differences and the tax effect of each is as follows:
[CAPTION]
                                                 1991       1992       1993
                                                     (Thousands of Dollars)
    [S]                                        [C]        [C]        [C]
    Excess of tax depreciation over
      depreciation for accounting purposes     $  2,441   $  2,502   $  3,214
    Deferred treatment plant costs, net             982        585      1,458
    Take-or-pay costs, net                         (222)      (446)    (1,126)
    Other, net                                     (508)      (593)    (1,868)
        Total deferred taxes, net              $  2,693   $  2,048   $  1,678

    Included in:
      Operating expenses                       $  2,717   $  2,009   $  1,684
      Other income, net                             (24)        39         (6)
        Total deferred taxes, net              $  2,693   $  2,048   $  1,678

    The total provision for income taxes shown in the accompanying statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to income before income taxes. The following table summarizes the major reasons for this difference:
[CAPTION]
                                                   1991      1992       1993
                                                    (Thousands of Dollars)
    [S]                                          [C]       [C]        [C]
    Income before income taxes                   $16,545   $21,245    $25,212
    Tax expense at statutory federal
      income tax rate                            $ 5,625   $ 7,223    $ 8,824
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit                 795     1,161        935
        Allowance for equity funds used during
          construction and equity component of
          deferred treatment plant carrying
          charges                                      -         -       (545)
        Amortization of investment tax credits      (256)     (256)      (256)
        Other, net                                  (749)      161        (47)

      Total provision for income taxes           $ 5,415   $ 8,289    $ 8,911

    Effective January 1, 1993, PG&W adopted the provisions of Financial Accounting Standards Board ("FASB") Statement 109, "Accounting for Income Taxes," which superseded previously issued income tax accounting standards. The adoption of FASB Statement 109 did not have a significant effect on PG&W's results of operations. In accordance with the provisions of FASB Statement 109, PG&W recorded as of January 1, 1993, an additional deferred tax liability and an asset, representing the probable future rate recovery of the previously unrecorded deferred taxes, primarily relating to certain temporary differences in the basis of utility plant which had not previously been recorded because of the regulatory rate practices of the PPUC. As of December 31, 1993, a total of $87.0 million in deferred income taxes, relating primarily to temporary differences involving utility plant and consisting of deferred tax liabilities of $95.6 million and deferred tax assets of $8.6 million, were so reflected in these financial statements in accordance with the requirements of FASB Statement 109.

(2)  RATE MATTERS

Gas Utility Operations

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code, which require that the tariffs of gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC ordered PG&W to make the following changes during 1991, 1992 and 1993 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]              [C]
       December 1, 1991          $3.20   $2.46            $(20,800,000)
       December 1, 1992           2.46    2.79               9,500,000
       December 1, 1993           2.79    3.74              28,800,000

    The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of Take-or-Pay Costs. On April 27, 1990, PG&W filed an application with the PPUC seeking approval to recover 90% ($13.9 million based on then current estimates) of its total take-or-pay liabilities, and $250,000 of related carrying costs, through billings to customers generally over a four-year period beginning June 1, 1990. The PPUC approved this application, effective June 1, 1990. In connection with this approval, PG&W agreed to absorb a portion of its take-or-pay liabilities. The amount to be so absorbed by PG&W is currently estimated to be $1.8 million, substantially all of which had been charged to expense as of December 31, 1993. As of December 31, 1993, PG&W had billed $14.8 million of take-or-pay costs to its customers and had deferred $1.1 million of such costs, including related carrying charges, for future billing to customers.

    Under terms of the PPUC's Order in respect of take-or-pay obligations, the surcharge by which PG&W bills its customers for take-or-pay costs is to be adjusted annually as of June 1 to reflect changes in PG&W's total estimated liability for take-or-pay costs (which is currently projected to be as much as $18.1 million) and the portion of such costs remaining to be recovered from its customers. In accordance therewith, the PPUC approved an adjustment in PG&W's take-or-pay surcharge effective June 1, 1993, based on the estimated $3.5 million of take-or-pay costs that remained to be collected from its customers as of such date.

Water Rate Filings

    Scranton Area Water Rate Increases. March, 1991, Increase. On June 8, 1990, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $25.5 million in additional annual revenue. This rate increase request involved the approximately 54,700 customers at such date who would be furnished water from the one previously existing and the four new water treatment plants in the Scranton Water Rate Area. In December, 1990, PG&W and certain parties filing objections to the rate increase request reached a settlement that provided for an approximate 110% rate increase designed to produce $15.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." The settlement provided that $10.2 million of the increased revenue (an approximate 75% increase in rates) was to be realized through an immediate rate increase and that the remaining $4.8 million of the increased revenue (an additional 35% increase in rates) was to be realized through another rate increase one year later (at the beginning of year two of the phase-in period). The settlement also specified that the $4.8 million in revenue that would be deferred during the first year of the phase-in period was to be collected from customers in the form of a surcharge in years two through ten of the phase-in period. By Order adopted March 22, 1991, the PPUC approved the settlement and permitted PG&W a water rate increase estimated to produce additional annual revenue of $15.0 million, effective March 23, 1991.

    In accordance with the accounting requirements for a qualified phase-in plan as prescribed by FASB Statement 92, PG&W recorded a $1.2 million nonrecurring charge to earnings as of December 31, 1990, representing the estimated net present value of carrying charges on the $4.8 million of revenue to be deferred in the first year of the phase-in period. This charge was required because the terms of the settlement did not provide for the billing of any carrying charges on such deferred revenue. Additionally, in accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $15.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 23, 1991. However, pursuant to the terms of the settlement, PG&W deferred the billing of $4.7 million of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 23, 1991, through March 22, 1992). The amount so deferred was $100,000 less than the $4.8 million originally estimated because of slightly lower than anticipated consumption. Effective March 23, 1992, PG&W began to bill the $4.7 million that had been so deferred by means of the surcharge that will be in effect in years two through ten of the phase-in period, and as of December 31, 1993, $871,000 had been so billed to its Scranton Water Rate Area customers.

    June, 1993, Increase. On September 25, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $9.9 million in additional annual revenue, to be effective November 24, 1992. This rate increase request involved the approximately 56,000 customers in PG&W's Scranton Water Rate Area at such date. On November 13, 1992, the PPUC suspended this rate increase for seven months (until June 24, 1993) in order to investigate the reasonableness of the proposed rates. By Order entered June 23, 1993, the PPUC rejected the proposed rate increase in its entirety "due to inadequate service" (i.e., water quality). However, by the same Order, the PPUC granted PG&W the alternative of a rate increase designed to produce an additional $5.0 million in annual revenue, provided that PG&W dedicate the entire increase to augment the improvements to its water distribution system until "...the demonstration by [PG&W] to [the PPUC] that it is providing adequate service." PG&W accepted this alternative and placed such $5.0 million rate increase into effect as of June 23, 1993.

    On August 19, 1993, the PPUC approved a settlement agreement resolving certain disputed issues relating to its June 23, 1993, Order. This settlement agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton

Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate (the "OCA") of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Spring Brook Water Rate Increases. Nesbitt Service Area. On April 30, 1991, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $2.6 million in additional annual revenue. This rate increase request involved the approximately 14,300 customers in the Spring Brook Water Rate Area at such date who were served exclusively by the Nesbitt Water Treatment Plant. PG&W and certain parties filing objections to the rate increase request reached a settlement that provided for a $1.9 million increase in annual revenue which the PPUC approved effective January 30, 1992. However, on February 27, 1992, the PPUC granted a petition of the OCA, a complainant in the rate proceeding and a signatory to the settlement, for reconsideration and clarification of the PPUC Order which approved the settlement. As a result, the $1.9 million rate increase remains subject to further PPUC and possible appellate review. Although it cannot be certain, PG&W believes that the $1.9 million increase will not be rescinded in whole or in part or affected in any other way as a result of the OCA's petition and as of March 23, 1994, no further action had been taken by the PPUC with respect to the OCA's petition.

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue, to be effective August 29, 1992. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92. The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue, to be effective June 28, 1993. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On

June 3, 1993, the PPUC suspended this rate increase for seven months (until January 28, 1994) by operation of law in order to institute an investigation into the reasonableness of the proposed rates. On September 23, 1993, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92, "Regulated Enterprises-Accounting for Phase-In Plans." Under the terms of the settlement, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers now served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The settlement further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $5.5 million in revenue to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, is to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the settlement effective December 16, 1993. In accordance with the provisions of FASB 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover the $5.1 million of costs deferred relative to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993.

    Similarly, as permitted by an Order of the PPUC entered September 24, 1992, PG&W has deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Additionally, in accordance with an Order of the PPUC entered July 28, 1993, PG&W deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, until December 16, 1993, the effective date of the water rate increase for customers served by the Ceasetown and Watres Water Treatment Plants approved by the PPUC on December 15, 1993.

    As of December 31, 1993, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities, and $1.7 million of operating expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

    As contemplated by the PPUC's Orders of September 24, 1992, and July 28, 1993, PG&W will seek recovery of the costs relative to the Crystal Lake, Ceasetown and Watres Water Treatment Plants that have been deferred pursuant to such Orders in its next rate increase request relative to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

(3)  OTHER INCOME, NET

    Other income, net was comprised of the following elements:
[CAPTION]
                                                1991       1992       1993
                                                   (Thousands of Dollars)
    [S]                                        [C]        [C]        [C]
    Equity component of deferred treatment
      plant carrying charges                   $     -    $     -    $   821
    Allowance for equity funds used during
      construction                                   -          -        734
    Gain on sale of non-watershed land and
      other property, net of related income
      taxes                                        182        102         20
    Interest income on repurchase agreements,
      net of related income taxes                  254          2         16
    Interest on note to affiliate                  437        133          -
    Net interest expense on proceeds
      remaining in construction fund                 -        (23)      (785)
    Premium on retirement/defeasance of debt         -       (127)       (81)
    Other                                          261        (57)      (165)
      Total                                    $ 1,134    $    30    $   560

(4)  COMMON STOCK

    Since January 1, 1991, PG&W has issued the following amounts of common stock to PEI, its parent company, in addition to shares issued in connection with PEI's Dividend Reinvestment and Stock Purchase Plan:
[CAPTION]
                                                        Purchase Price
      Date Purchased         Number of Shares    Per Share*      Aggregate
    [S]                        [C]               [C]           [C]
    March 23, 1992               171,779         $    40.75    $ 7.0 million
    June 19, 1992                137,143         $    40.25    $ 5.5
    October 27, 1993             834,000         $    38.25    $31.9
      Total                    1,142,922                       $44.4 million

  * Approximately equal to the book value of PG&W's common stock at the date of issuance.

    The proceeds from the shares issued on June 19, 1992, and October 27, 1993, were used to repay bank borrowings which had been incurred primarily to finance construction expenditures. The shares issued on March 23, 1992, represented capitalization of the $7.0 million contribution made by PEI to PG&W on January 30, 1992, which had been temporarily treated as an intercompany advance pending approval by the PPUC of the issuance of shares of common stock relative to such contribution. Upon its receipt, the $7.0 million contribution was also utilized to repay bank borrowings incurred primarily to finance construction expenditures. These issuances of common stock by PG&W and the related reductions in its bank borrowings acted to improve PG&W's debt/equity ratio, as well as its interest and fixed charge coverages.

(5)  PREFERRED STOCK

Preferred Stock of PG&W Subject to Mandatory Redemption

    On September 16, 1988, PG&W issued 250,000 shares of its 9.50% 1988 series cumulative preferred stock, $100 par value. On December 23, 1993, PG&W redeemed 100,000 shares of the 9.50% 1988 series cumulative preferred stock at a price of $103.5625 per share (plus accrued dividends to the redemption date), which included a voluntary redemption premium of $3.5625 per share ($356,250 in the aggregate). The remaining 150,000 shares of the 9.50% 1988 series cumulative preferred stock, which are currently outstanding, are subject to mandatory redemption on December 15, 1997, at a price of $100 per share, plus unpaid dividends accrued on such shares.

    On December 16, 1988, PG&W issued 150,000 shares of its 8.90% cumulative preferred stock, $100 par value. The 8.90% cumulative preferred stock is subject to mandatory redemption of 18,750 shares on each of December 15, 1997, March 15, 1998, June 15, 1998, and September 15, 1998, and 75,000 shares on December 15, 1998, in each instance, at a price of $100 per share, plus unpaid dividends accrued on such shares.

    The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PG&W and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PG&W may already have purchased during the year at a per share price of not more than $100. Eight hundred such shares were acquired and cancelled by PG&W in each of the three years in the period ended December 31, 1993, for an aggregate purchase price in each year of $80,000.

    As of December 31, 1993,  the  aggregate  annual maturities and sinking fund
requirements  of  PG&W's  cumulative   preferred   stock  subject  to  mandatory
redemption for each of the next five years ending December 31, were as follows:
[CAPTION]
                     Year                          Amount
                     [S]                         [C]
                     1994                        $    80,000
                     1995                        $    80,000
                     1996                        $    80,000
                     1997                        $16,955,000 (a)
                     1998                        $13,205,000 (b)

(a) Includes the entire $15.0 million principal amount of the 9.50% 1988 series cumulative preferred stock currently outstanding and $1,875,000 of the 8.90% cumulative preferred stock, both of which are subject to redemption on December 15, 1997.

(b) Includes the entire $13,125,000 principal amount of the 8.90% cumulative preferred stock that is subject to redemption during 1998.

    At PG&W's option, the following series of cumulative preferred stock subject to mandatory redemption may currently be redeemed at the prices indicated:
[CAPTION]
                                        Current Redemption Price
               Series                 Per Share        Aggregate
                [S]                   [C]             [C]
                5.75%                 $  102.00       $ 1,958,400
                8.90%                 $  103.96       $15,594,000
                9.50% 1988 Series     $  103.56       $15,534,375

Preferred Stock of PG&W Not Subject to Mandatory Redemption

    On August 18, 1992, PG&W issued 250,000 shares of its 9% cumulative preferred stock, par value $100 per share, for aggregate net proceeds of approximately $23.6 million. The 9% cumulative preferred stock is not redeemable by PG&W prior to September 15, 1997. Thereafter, it is redeemable at the option of PG&W, in whole or in part, upon not less than 30 days' notice, at $100 per share plus accrued dividends to the date of redemption and at a premium of $8 per share if redeemed from September 15, 1997, to September 14, 1998, and a premium of $4 per share if redeemed from September 15, 1998, to September 14, 1999.

    At PG&W's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $10,550,000.

Dividend Information

    The dividends on the preferred stock of PG&W in each of the three years in the period ended December 31, 1993, were as follows:
[CAPTION]
         Series                        1991         1992         1993
                                           (Thousands of Dollars)
          [S]                         [C]          [C]          [C]
          4.10%                       $  405       $  409       $  410
          5.75%                          121          117          113
          8.90%                        1,335        1,335        1,335
          9.00%                            -          829        2,250
          9.50% 1988 series            2,375        2,375        2,354

           Total                      $4,236       $5,065       $6,462

    Dividends on all series of PG&W's preferred stock are cumulative, and if dividends in an amount equivalent to four full quarterly dividends on all shares of preferred stock then outstanding are in default and until all such dividends have been paid, the holders of the preferred stock, voting separately as one class, shall be entitled to elect a majority of the Board of Directors of PG&W. Additionally, PG&W may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(6)  LONG-TERM DEBT

    Long-term debt consisted of the following components at December 31, 1992 and 1993:

                                                          1992          1993
                                                        (Thousands of Dollars)
    First mortgage bonds -
       6.05 % Series, due 2019                          $      -      $ 19,000
       7.125% Series, due 2022                            30,000        30,000
       7.20 % Series, due 2017                            50,000        50,000
       8    % Series, due 1997                             3,955         3,745
       8.375% Series, due 2002                            30,000        30,000
       9.23 % Series, due 1999                            10,000        10,000
       9-1/4% Series, due 1996                             5,000             -
       9.34 % Series, due 2019                            15,000        15,000
       9.57 % Series, due 1996 (a)                        50,000        50,000
      10    % Series, due 1995                             6,060             -
                                                         200,015       207,745
    Notes -
      1%, due 1994 (Small Business Administration)         1,253           845
      7%, 1989 Series A, due 2019, defeased on
        December 21, 1993                                 19,000             -
      8%, 1987 Series B, due 2017, but subject to
        repayment in 1994                                 30,000        30,000
      Bank borrowings, at weighted average interest
        rates of 6.19% and 4.31% respectively, due in
        1995 (Note 8)                                     17,000        47,000
                                                          67,253        77,845
    Water facility loans from agencies of the
      Commonwealth of Pennsylvania, at interest rates
      ranging from 1.76% to 9.36%, repayable in
      installments through 2012                           17,614        19,253

    Less current maturities and sinking
      fund requirements                                  (39,005)      (38,584)
      Total long-term debt                              $245,877      $266,259


(a) The interest rate on the 9.57% Series First Mortgage Bonds, due 1996, was increased to 11.17% for the period January 1 through March 31, 1992, pursuant to the terms of those bonds, because PEI had not consummated the sale of at least $20.0 million in common stock and had not repaid the $15.0 million intercompany advance from PG&W made on September 12, 1991, by December 31, 1991.

    8%, 1987 Series B Note. On December 23, 1987, the Luzerne County Industrial Development Authority (the "Authority") issued $30.0 million of its 8% Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) (the "1987 Series B Bonds") and in connection therewith, PG&W issued a promissory note in the principal amount of $30.0 million (its 8%, 1987 Series B
Note) to PNC Bank (formerly Northeastern Bank of Pennsylvania), as trustee (the "IDA Trustee") for the 1987 Series B Bonds, as security for the 1987 Series B Bonds. The 1987 Series B Bonds mature on December 1, 2017; bear interest at an initial annual rate of 8% through November 30, 1994; are secured by a letter of credit issued by Swiss Bank Corporation, New York Branch expiring on December 20, 1994, for which the annual fee is $279,000; and on December 1, 1994, will be redeemed or, at the option of PG&W, purchased by PG&W for remarketing as of that date. Under the terms of the 1987 Series B Note, PG&W agreed to pay the debt service requirements on the 1987 Series B Bonds.

    7.20% Series First Mortgage Bonds. On September 15, 1992, the Authority issued $50.0 million of its Exempt Facilities Revenue Refunding Bonds, 1992 Series A (Pennsylvania Gas and Water Company Project) (the "1992 Series A Bonds") and, in connection therewith, PG&W issued $50.0 million of its 7.20% First Mortgage Bonds to the IDA Trustee for the 1992 Series A Bonds, as security for the 1992 Series A Bonds. The proceeds from the issuance of the 1992 Series A Bonds, along with additional funds provided by PG&W, were deposited with the IDA Trustee for the Authority's $50.0 million of 8-1/2% Exempt Facilities Revenue Bonds, 1987 Series A (Pennsylvania Gas and Water Company Project) (the "1987 Series A Bonds") on September 15, 1992, for use in redeeming the 1987 Series A Bonds on October 1, 1992. The deposit of such funds acted to discharge all of PG&W's obligations with respect to its 8-1/2%, 1987 Series A Note in the principal amount of $50.0 million which had been issued to the IDA Trustee in connection with the 1987 Series A Bonds and which was subject to repayment on October 1, 1992. Under the terms of the 7.20% First Mortgage Bonds, PG&W will make payments to the IDA Trustee in amounts sufficient and at the times necessary to pay the debt service requirements on the 1992 Series A Bonds.

    8.375% Series First Mortgage Bonds. On December 14, 1992, PG&W issued $30.0 million of its 8.375% Series First Mortgage Bonds due 2002. The proceeds from the issuance of these bonds were used to repay approximately $28.7 million of bank borrowings, thereby providing PG&W with additional borrowing capacity for future capital expenditures and other working capital needs.

    7.125% Series First Mortgage Bonds. On December 22, 1992, the Authority issued $30.0 million of its Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds") and, in connection therewith, PG&W issued $30.0 million of its 7.125% Series First Mortgage Bonds to the IDA Trustee for the 1992 Series B Bonds, as security for the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee for the 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. As of December 31, 1993, $12.9 million was so held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W. Under the terms of the 7.125% Series First Mortgage Bonds, PG&W will make payments to the IDA Trustee in amounts sufficient and at the times necessary to pay the debt service requirements on the 1992 Series B Bonds.

    10% and 9-1/4% Series First Mortgage Bonds. On May 1, 1993, PG&W redeemed the $5,700,000 of its 10% Series First Mortgage Bonds due 1995 and the $3,750,000 of its 9-1/4% Series First Mortgage Bonds due 1996 then outstanding, utilizing funds from bank borrowings. The 10% Series First Mortgage Bonds were redeemed at a price of 100.42% of principal (plus accrued interest to the redemption date), which included a voluntary redemption premium aggregating $23,940. The 9-1/4% Series First Mortgage Bonds were redeemed at a price of 100.98% of principal (plus accrued interest to the redemption date), which included a voluntary redemption premium aggregating $36,750.

    6.05% Series First Mortgage Bonds. On December 21, 1993, the Authority issued $19.0 million of its Exempt Facilities Revenue Refunding Bonds, 1993 Series A (Pennsylvania Gas and Water Company Project) (the "1993 Series A Bonds") and, in connection therewith, PG&W issued $19.0 million of its 6.05% Series First Mortgage Bonds to the IDA Trustee for the 1993 Series A Bonds, as security for the 1993 Series A Bonds. PG&W will make payments to the IDA Trustee pursuant to the 6.05% Series First Mortgage Bonds in amounts sufficient and at the times necessary to pay the debt service requirements on the 1993

Series A Bonds. The proceeds from the issuance of the 1993 Series A Bonds, along with additional funds provided by PG&W, were deposited with the IDA Trustee for the Authority's $19.0 million of 7% Exempt Facilities Revenue Bonds, 1989 Series A (Pennsylvania Gas and Water Company Project) (the "1989 Series A Bonds") on December 21, 1993, for use in redeeming the 1989 Series A Bonds on January 1, 1994. The deposit of such funds acted to discharge all of PG&W's obligations with respect to its 7%, 1989 Series A Note in the principal amount of $19.0 million which had been issued to the IDA Trustee in connection with the 1989 Series A Bonds and which was subject to repayment on January 1, 1994.

    As of December 31, 1993,  the  aggregate  annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:
[CAPTION]
                           Year             Amount
                           [S]            [C]
                           1994           $38,584,000 (a)
                           1995           $47,730,000 (b)
                           1996           $50,758,000 (c)
                           1997           $ 3,694,000
                           1998           $   611,000

    (a) Includes the 8%, 1987 Series B Note in the principal amount of $30.0 million due 2017, but subject to repayment or refinancing on December 1, 1994. Such amount also includes the aggregate principal amount of approximately $7.0 million relative to six water facility loans of PG&W having a weighted annual interest rate of 9.33% which were voluntarily repaid by PG&W on January 31, 1994, with bank borrowings.

    (b) Includes $47.0 million of bank borrowings outstanding as of December 31, 1993.

    (c) Includes the 9.57% Series First Mortgage Bonds in the principal amount of $50.0 million due 1996.

    Most of PG&W's properties are subject to mortgage liens securing certain funded debt. Additionally, PG&W's gross revenues and receipts, accounts receivable and certain of its other rights and interests are subject to liens securing various water facility loans from agencies established by the Commonwealth of Pennsylvania for the purpose of providing financial assistance to public water supply and sewage systems in the state. These liens are limited to the amount of the related loans outstanding, which aggregated $19.3 million as of December 31, 1993, and $12.1 million as of March 23, 1994, subsequent to the prepayment of certain of such loans.

(7)  DIVIDEND RESTRICTIONS

    Several of PG&W's debt instruments contain restrictions on the payment by PG&W of dividends to PEI. Under the most restrictive of these provisions, which is contained in the letter of credit agreement relating to the 1987 Series B Bonds issued by the Luzerne County Industrial Development Authority with respect to which PG&W has issued its 1987 Series B Note in the principal amount of $30.0 million, PG&W may not pay dividends to PEI of more than $12.5 million in 1994 and thereafter. In addition, provisions of such agreement and also PG&W's revolving bank credit agreement (the "Credit Agreement" as defined in Note 8 to these financial statements) prohibit PG&W from paying any dividends to PEI in the event of any default under those agreements. These restrictions are not expected to prohibit PG&W from paying a sufficient amount of dividends to PEI to permit PEI to pay its current $2.20 per share annual dividend on its common stock.

    In addition, the preferred stock provisions of PG&W's Restated Articles of Incorporation and the indenture of mortgage under which PG&W has issued first mortgage bonds provide for certain dividend restrictions.

(8)  BANK NOTES PAYABLE

    On April 25, 1991, PG&W entered into an agreement with the various banks with which it had previously arranged lines of credit. The purpose of the agreement was to consolidate PG&W's existing bank lines of credit to provide for uniform terms relative to its bank borrowings and to extend the due dates of such borrowings. As such, the agreement superseded PG&W's individual bank lines of credit. The aggregate amount available to PG&W in 1992 under this agreement was $45.0 million. On March 1, 1993, PG&W elected to reduce the amount so available to $35.0 million in order to reduce the commitment fee that would otherwise be payable and since no more than $35.0 million would be required by PG&W under the agreement prior to its expiration on April 30, 1993. The interest rate on borrowings under the agreement was prime. The agreement also required the payment of a commitment fee of 1/2 of 1% per annum on the average daily amount of the unused portion of the available funds. The commitment fees paid with respect to this agreement totaled $60,000 in 1991, $152,000 in 1992 and $43,000 in 1993.

    On April 19, 1993, PG&W entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on April 30, 1995, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 3/8 of 1% per annum on the average daily amount of the unused portion of the available funds. As of March 23, 1994, $41.0 million of borrowings were outstanding under the Credit Agreement. PG&W also has three short-term bank lines of credit with an aggregate borrowing capacity of $7.0 million which provide for borrowings at interest rates generally less than prime and mature on April 30, 1994. As of March 23, 1994, PG&W had no borrowings outstanding under the short-term bank lines of credit. The commitment fees paid with respect to these agreements totaled $70,000 in 1993.

    Because of limitations imposed by the terms of PG&W's preferred stock, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had $5.7 million of unsecured debt due on demand or within one year from issuance outstanding as of December 31, 1993, which included a $3.7 million demand loan from PEI.

    Information relating to PG&W's bank lines of credit and borrowings under those lines of credit is set forth below:

                                                    As of December 31,
                                              1991         1992         1993
                                                  (Thousands of Dollars)
      Borrowings under lines of credit
        Short-term                          $      -     $      -     $  2,000
        Long-term                             37,000       17,000       47,000
                                            $ 37,000     $ 17,000     $ 49,000

      Unused lines of credit
        Short-term                          $      -     $      -     $  5,000
        Long-term                              8,000       28,000       13,000
                                            $  8,000     $ 28,000     $ 18,000

      Total lines of credit
        Prime rate                          $ 45,000     $ 45,000     $  2,000
        Other than prime rate                      -            -       65,000
                                            $ 45,000     $ 45,000     $ 67,000

      Short-term bank borrowings (a)
        Maximum amount outstanding          $ 12,000     $   -        $  5,666
        Daily average amount outstanding    $  8,972     $   -        $    637
        Weighted daily average interest
          rate                                9.280%         -          4.046%
        Weighted average interest rate at
          year-end                              -            -          4.208%
        Range of interest rates                9.000-        -          3.750-
                                              10.000%        -          6.000%

      (a) PG&W did not incur any short-term bank borrowings during the year ended December 31, 1992, and had no short-term bank borrowings outstanding at December 31, 1991 or 1992.

(9)  POSTRETIREMENT BENEFITS

    Substantially all employees of PG&W are covered by PEI's trusteed, noncontributory, defined benefit pension plan. Pension benefits are based on years of service and average final salary. PG&W's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants. To the extent that the present value of these obligations is fully covered by assets in the trust, a contribution may not be made for a particular year. Net pension costs, including amounts capitalized, were $243,000, $333,000 and $443,000 in 1991, 1992 and 1993, respectively.

    The following items were the components of the net pension cost for the years 1991, 1992 and 1993:
[CAPTION]
                                                 1991        1992        1993
                                                    (Thousands of Dollars)
    [S]                                        [C]         [C]         [C]
    Present value of benefits earned
      during the year                          $    637    $    789    $    854
    Interest cost on projected benefit
      obligations                                 2,120       2,262       2,402
    Return on plan assets                        (3,824)     (2,646)     (3,127)
    Net amortization and deferral                 1,310         (72)        314

        Net pension cost                       $    243    $    333    $    443

    The discount rate used to determine the actuarial present value of the projected benefit obligations, the expected long-term rate of return on plan assets and the projected increase in future compensation levels assumed in determining the net pension cost for each of the years 1991, 1992 and 1993, were as follows:
[CAPTION]
              [S]                                        [C]
              Discount rate                                   8%
              Expected long-term rate of return
                on plan assets                                9%
              Projected increase in future
                compensation levels                       5-1/2%

    The funded status of the plan as of December 31, 1992 and 1993, was as follows:
[CAPTION]
                                                             1992        1993
                                                          (Thousands of Dollars)
    [S]                                                    [C]         [C]
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 21,813    $ 24,265
          Nonvested                                             139         125
            Total                                            21,952      24,390
        Provision for future salary increases                 7,746       9,769
        Projected benefit obligations                        29,698      34,159
    Market value of plan assets, primarily
      invested in equities and bonds                         30,963      32,471
    Plan assets in excess of (less than) projected
      benefit obligations                                     1,265      (1,688)
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over
      20 years                                               (2,988)     (2,758)
    Unrecognized prior service costs                          2,412       2,279
    Unrecognized net (gain) loss                               (704)      1,710

    Accrued pension cost at year-end                       $    (15)   $   (457)

    In March, 1991, as part of a cost reduction program, PG&W offered an Early Retirement Plan ("ERP") to its employees who would be 60 years of age or older and have a minimum of five years of service as of April 30, 1991. Of the 79 eligible employees, 73 elected to accept this offer and retired in 1991. In accordance with FASB Statement 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," PG&W recorded, as of April 30, 1991, an additional pension liability of $2.0 million, reflecting the increased costs associated with the ERP. This liability, which was included in "Other deferred credits" as of December 31, 1992 and 1993, partially offsets an asset included in "Other deferred charges," representing the probable future rate recovery of such liability. As a result, the provisions of FASB Statement 88 did not have a significant effect on PG&W's results of operations for 1991. During 1992, PG&W began amortizing the portion of the deferred charges relative to its gas operations over a 20-year period and will begin amortizing the portion relating to its water operations as such amounts are approved in rates. In addition, the deferred liability is being amortized as an offset against pension expense over a 20 year amortization period approximating the effect of including the additional pension costs related to the ERP in the present value of benefits earned during the year.

    In addition to pension benefits, PG&W provides certain health care and life insurance benefits for retired employees. Substantially all of PG&W's employees may become eligible for those benefits if they reach retirement age while working for PG&W. Prior to January 1, 1993, the cost of retiree health care and life insurance, which totaled $800,000 in 1991 and $870,000 in 1992, was expensed as the premiums were paid under insurance contracts.

    Effective January 1, 1993, PG&W adopted the provisions of FASB Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The provisions of FASB Statement 106 require that PG&W record the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis as was PG&W's prior practice.

    The following items were the components of the net cost of postretirement benefits other than pensions for the year 1993:
[CAPTION]
                                                                  (Thousands
                                                                  of Dollars)

    [S]                                                           [C]
    Present value of benefits earned during the year              $      226
    Interest cost on accumulated benefit obligation                      967
    Return on plan assets (a)                                            -0-
    Amortization of transition obligation over 20 years                  617

    Net cost of postretirement benefits other than pensions            1,810
    Less disbursements for benefits                                     (983)

    Increase in liability for postretirement benefits
      other than pensions                                         $      827

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of January 1, 1993, and December 31, 1993, follow:
[CAPTION]
                                                   January 1,  December 31,
                                                      1993         1993
                                                    (Thousands of Dollars)
    [S]                                            [C]         [C]
    Accumulated benefit obligation:
      Retirees                                     $    9,878  $     10,149
      Fully eligible active employees                   1,649         1,735
      Other active employees                              815         1,222
                                                       12,342        13,106
    Plan assets at fair value (a)                         -0-           -0-
    Accumulated benefit obligation
      in excess of plan assets                         12,342        13,106
    Unrecognized transition obligation                (12,342)      (11,725)
    Unrecognized net loss                                 -0-          (554)

    Accrued liability for postretirement
      benefits other than pensions                 $      -0-  $        827

    For purposes of calculating the costs to be accrued by PG&W under FASB Statement 106, an 8% discount rate and a 5.5% projected annual increase in future compensation levels were assumed. It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 12% in 1993 and that this rate would decrease gradually to 5.5% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1993, by approximately $723,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1993 by approximately $60,000.




(a) As of December 31, 1993, PG&W had segregated funds totaling $182,000, pending the establishment of a qualified trust fund for a portion of its liability for postretirement benefits other than pensions, as discussed in the paragraph immediately above.

    The additional costs accrued pursuant to FASB Statement 106 are allocated between PG&W's gas utility and water utility operations. By Order entered June 23, 1993, relative to the rate increase request that PG&W had filed on September 25, 1992, with respect to the Scranton Water Rate Area, the PPUC allowed PG&W to recover in revenues the additional costs ($319,000 for the year 1993, based on then current estimates) that were required to be accrued pursuant to FASB Statement 106 and which were allocable to the Scranton Water Rate Area. Similarly, by Order entered December 15, 1993, relative to the rate increase request that PG&W had filed on April 29, 1993, relative to the Spring Brook Water Rate Area, the PPUC allowed PG&W to recover in revenues the additional costs ($322,000 for the year 1993 based on then current estimates) that were required to be accrued pursuant to FASB Statement 106 and which were allocable to the Spring Brook Water Rate Area. Since PG&W did not seek an increase in its base gas rates during 1993, the $407,000 ($232,000 net of related income taxes) of additional cost incurred with regard to its gas utility operations as a result of the adoption of the provisions of FASB Statement 106 was expensed.

(10)  CONSTRUCTION EXPENDITURES

    PG&W estimates the cost of its 1994 construction program will be $46.8 million. Construction of water facilities, estimated to cost $29.8 million, will be financed with the $12.9 million of proceeds from the issuance of the 1993 Series A Bonds held by the IDA Trustee as of December 31, 1993, for the benefit of PG&W, internally generated funds and borrowings under PG&W's revolving bank credit facilities, pending the periodic issuance of stock and long-term debt. Construction of gas facilities, estimated to cost $17.0 million, will be financed with internally generated funds and borrowings under PG&W's revolving bank credit facilities, pending the periodic issuance of stock and long-term debt.

(11)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considers the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." As a result, the PPUC staff indicated that it intends to initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order. Although it is not presently possible to determine what action the PPUC will ultimately take with respect to possible violations of law and the matters raised by the Emergency Order, PG&W does not believe that compliance with, or any liability that might result from such violations or the Emergency Order will have a material adverse effect on its financial position or results of operations.

Environmental Matters

    PG&W, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1960, and several of the plant sites are no longer owned by PG&W. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG&W filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, PG&W does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

    On February 4, 1994, PG&W was requested by the Pennsylvania Department of Environmental Resources to perform an evaluation to determine if a pipeline owned by PG&W was the source of certain soil contamination discovered by the Pennsylvania Department of Transportation in late 1993 in an area adjacent to that pipeline at a road crossing in Jackson Township, Northumberland County, Pennsylvania. This pipeline was purchased by Scranton-Spring Brook Water Service Company ("Scranton-Spring Brook"), a predecessor of PG&W, in 1956, but was never operated by Scranton-Spring Brook or PG&W in the area in question. At this time, pending further environmental analysis and evaluation, neither the source nor the extent of the contamination is known. However, if the source of the contamination is determined to be PG&W's pipeline, PG&W would be required to perform such remediation work as is necessary and to dispose of the contaminated soil. While it cannot be certain, PG&W does not presently believe that any liability it might have with respect to such contamination would have a material adverse effect on either its financial position or results of operations. Further, if PG&W were determined to be the responsible party with respect to the subject contamination, it would seek to recover any liability it were to so incur from the former owner and operator of the pipeline and/or its successors. Additionally, to the extent it could not recover its costs from such parties, PG&W could seek authority of the PPUC to recover those costs in the rates charged to its natural gas customers.

(12) INDUSTRY SEGMENTS

    Financial information with respect to PG&W's industry segments for the years ended December 31, 1991, 1992 and 1993 is included in Item 1 of this Form 10-K. Such industry segment information is incorporated herein as part of these Financial Statements.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]
                                                  QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1992       1992        1992           1992
                                (Thousands of Dollars, Except Per Share Amounts)
     [S]                        [C]        [C]       [C]            [C]
     Operating revenues         $  70,673  $ 34,000  $      25,440  $     61,765
     Operating income              12,620     6,270          4,160        10,863
     Earnings (loss) applicable
       to common stock              5,763       (44)        (2,704)        4,876
     Earnings (loss) per share
       of common stock (a)           1.55      (.01)          (.67)         1.21
[CAPTION]
                                                  QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1993       1993        1993           1993
                                (Thousands of Dollars, Except Per Share Amounts)
     [S]                        [C]        [C]       [C]            [C]
     Operating revenues         $  78,318  $ 37,251  $      27,959  $     63,160
     Operating income              13,315     5,672          4,762        12,407
     Earnings (loss) applicable
       to common stock              6,827    (1,037)        (1,506)        5,555
     Earnings (loss) per share
       of common stock (a)           1.70      (.26)          (.37)         1.20


    (a) The total of the earnings per share for the quarters does not equal the earnings per share for the year, as shown elsewhere in Item 8 of this Form 10-K, as a result of PG&W's issuance of additional shares of common stock at various dates during the year.

    Because of the seasonal nature of PG&W's gas heating business, there are substantial variations in operations reported on a quarterly basis.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  o Restricted funds held by trustee.    The  fair value of the restricted funds
    held by trustee has been based on the current market values of the financial instruments in which such funds have been invested.

  o Long-term debt. The fair value of PG&W's long-term debt has been estimated based on the current quoted market price for the portion of such debt which is publicly traded and, with respect to the portion of such debt which is not publicly traded, on the estimated borrowing rates at December 31, 1993, for long-term debt of comparable credit quality with similar terms and maturities.

  o Preferred stock subject to mandatory redemption. The fair value of PG&W's preferred stock subject to mandatory redemption has been estimated based on the market value as of December 31, 1993, for preferred stock of comparable credit quality with similar terms and maturities.

    The  carrying  amounts  and  estimated   fair  values  of  PG&W's  financial
instruments at December 31, 1992 and 1993, were as follows:
[CAPTION]
                                               1992                 1993
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Restricted funds held by trustee        $ 28,020 $   28,016  $ 12,853 $   12,857
Long-term debt (including current
  portion)                               284,882    291,704   306,843    327,436
Preferred stock subject to
  mandatory redemption (including
  current portion)                        42,000     43,929    31,920     33,087

    PG&W believes that the regulatory treatment of any excess or deficiency of fair value relative to the carrying amounts of these items, if such items were settled at amounts approximating those above, would dictate that these amounts be used to increase or reduce its rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on PG&W's financial position or the results of operations of either PEI or PG&W.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
             The following financial statements, notes to financial statements and report of independent public accountants for PG&W are presented in
         Item 8 of this Form 10-K.
                                                                            Page
           Report of Independent Public Accountants . . . . . . . . . . . .  42

           Statements of Income for each of the three years in the
             period ended December 31, 1993 . . . . . . . . . . . . . . . .  43

           Balance Sheets as of December 31, 1992 and 1993. . . . . . . . .  44

           Statements of Cash Flows for each of the three years in the period ended December 31, 1993 . . . . . . . . . . . . . . . .  46

           Statements of Capitalization as of December 31, 1992 and 1993. .  47

           Statements of Common Shareholder's Investment for each of
             the three years in the period ended December 31, 1993. . . . .  48

           Notes to Financial Statements. . . . . . . . . . . . . . . . . .  49

     2.  Financial Statement Schedules
             The following financial statement schedules for PG&W are filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         Schedule Number                                                    Page
              V  Property, Plant and Equipment for the three-year period ended December 31, 1993. . . . . . . . . . . . . . . . .  75

             VI  Accumulated Depreciation of Property, Plant and Equipment
                   for the three-year period ended December 31, 1993. . . .  76

           VIII  Valuation and Qualifying Accounts for the three-year period ended December 31, 1993 . . . . . . . . . . . . .  77

              X  Supplementary Income Statement Information for the
                   three-year period ended December 31, 1993. . . . . . . .  78

     3.  Exhibits
             See "Index to Exhibits" located on page 80 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1993.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes PG&W's executive compensation plans and arrangements in effect as of December 31, 1993.

     Exhibit

     10-41 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG&W's Annual Report on Form
            10-K for 1989, File No. 1-3490.

     10-42 Agreement by and between PEI, PG&W and Robert L. Jones dated as of March 15, 1991 -- filed as Exhibit No. 10-38 to PG&W's Annual Report on Form 10-K for 1990, File No. 1-3490.

     10-43  Employment Agreement dated August 30,  1991, between PEI and Dean T.
            Casaday -- filed as Exhibit  10-16  to  PEI's Common Stock Form S-2,
            Registration No. 33-43382.

     10-44 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to
            PEI's Common Stock Form S-2, Registration No. 33-43382.

     10-45  Pennsylvania Enterprises,  Inc.  1992  Stock  Option Plan, effective
            June 3, 1992 -- filed  as  Exhibit  A to PEI's 1993 definitive Proxy
            Statement, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.




Schedule V

Schedule VI

Schedule VIII

                      PENNSYLVANIA GAS AND WATER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993

[CAPTION]

                                                  Year ended December 31,
                                                   1991     1992     1993
                                                   (Thousands of Dollars)
[S]                                              [C]      [C]      [C]
Taxes other than income taxes were as follows:
  State gross receipts tax                       $ 5,993  $ 6,715  $ 7,212
  State capital stock tax                          1,773    1,936    1,961
  Payroll taxes                                    2,224    2,276    2,444
  Real estate and personal property taxes          2,777    2,951    3,717
  Other taxes                                        710      772      888

                                                 $13,477  $14,650  $16,222

Charged to:
  Other taxes                                    $12,814  $14,730  $16,019
  Other accounts                                     663      (80)     203

                                                 $13,477  $14,650  $16,222




NOTE:
  The amounts of maintenance and repairs, depreciation and income taxes, which are charged to accounts other than those set forth in the statements of income, are not significant. PG&W did not incur any significant costs for royalties, rents, advertising or research and development during the three-year period ended December 31, 1993.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
[CAPTION]
                                           PENNSYLVANIA GAS AND WATER COMPANY
                                                      (Registrant)
[S]       [C]                              [C]
Date:     March 23, 1994                   By:      /s/ Dean T. Casaday
                                                        Dean T. Casaday
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date:     March 23, 1994                   By:     /s/ John F. Kell, Jr.
                                                       John F. Kell, Jr.
                                                  Vice President, Finance
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

    Pursuant to the requirements of  the  Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
[CAPTION]
          Signature                         Capacity                    Date
   [S]                             [C]                            [C]
   /s/ Kenneth L. Pollock          Chairman of the Board of       March 23, 1994
       Kenneth L. Pollock           Directors

   /s/ William D. Davis            Vice Chairman of the Board     March 23, 1994
       William D. Davis             of Directors

   /s/ Dean T. Casaday             Director, President and        March 23, 1994
       Dean T. Casaday              Chief Executive Officer

   /s/ Robert J. Keating                  Director                March 23, 1994
       Robert J. Keating

   /s/ John D. McCarthy                   Director                March 23, 1994
       John D. McCarthy

   /s/ Kenneth M. Pollock                 Director                March 23, 1994
   /s/ Kenneth M. Pollock

   /s/ James A. Ross                      Director                March 23, 1994
       James A. Ross

   /s/ Ronald W. Simms                    Director                March 23, 1994
       Ronald W. Simms

                                INDEX TO EXHIBITS
Exhibit
Number

(3) Articles of Incorporation and By Laws:

 3-1        Restated Articles of Incorporation of  PG&W,  as amended -- filed as
            Exhibit 3-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

 3-2 By-Laws of PG&W, as amended and restated on October 17, 1991 -- filed as Exhibit 3-2 to PG&W's Annual Report on Form 10-K for 1991, File No. 1-3490.

(4) Instruments Defining the Rights of Security Holders, Including
Debentures:

 4-1 Indenture of Mortgage and Deed of Trust, dated as of March 15, 1946, between Scranton-Spring Brook Water Service Company (now PG&W) and Guaranty Trust Company, as Trustee (now Morgan Guaranty Trust Company of New York) -- filed as Exhibit 2(c) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-2 Fourth Supplemental Indenture, dated as of March 15, 1952 -- filed as Exhibit 2(d) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-3        Ninth Supplemental Indenture, dated as of March 15, 1957 -- filed as
            Exhibit 2(e) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-4 Tenth Supplemental Indenture, dated as of September 1, 1958 -- filed as Exhibit 2(f) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-5 Twelfth Supplemental Indenture, dated as of July 15, 1960 -- filed as Exhibit 2(g) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-6 Fourteenth Supplemental Indenture, dated as of December 15, 1961 -- filed as Exhibit 2(h) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-7 Fifteenth Supplemental Indenture, dated as of December 15, 1963 -- filed as Exhibit 2(i) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-8 Sixteenth Supplemental Indenture, dated as of June 15, 1966 -- filed as Exhibit 2(j) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-9 Seventeenth Supplemental Indenture, dated as of October 15, 1967 -- filed as Exhibit 2(k) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-10 Eighteenth Supplemental Indenture, dated as of May 1, 1970 -- filed as Exhibit 2(1) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-11 Nineteenth Supplemental Indenture, dated as of June 1, 1972 -- filed as Exhibit 2(m) to PG&W's Bond Form S-7, Registration No. 2-55419.

Exhibit
Number

 4-12 Twentieth Supplemental Indenture, dated as of March 1, 1976 -- filed as Exhibit 2(n) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-13 Twenty-first Supplemental Indenture, dated as of December 1, 1976 -- filed as Exhibit 4-16 to PG&W's Annual Report on Form 10-K for 1982, File No. 1-3490.

 4-14 Twenty-second Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-22 to PG&W's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-15 Twenty-third Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-23 to PG&W's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-16 Twenty-fourth Supplemental Indenture, dated as of September 1, 1991, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-3 to PEI's Common Stock Form S-2, Registration No. 33-43382.

 4-17 Twenty-fifth Supplemental Indenture, dated as of September 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

 4-18 Twenty-sixth Supplemental Indenture, dated as of December 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-20 to PG&W's Bond Form S-2, Registration No. 33-54278.

 4-19 Twenty-seventh Supplemental Indenture, dated as of December 1, 1992, from PG&W to Morgan Guaranty Trust Company -- filed as Exhibit 4-19 to PG&W's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-20 Twenty-eighth Supplemental Indenture, dated as of December 1, 1993, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed herewith.

            NOTE: The First, Second, Third, Fifth, Sixth, Seventh, Eighth, Eleventh and Thirteenth Supplemental Indentures merely convey additional properties to the Trustee.

 4-21 Statement Affecting Class or Series of Shares with respect to 9.50% 1988 Series Cumulative Preferred Stock of PG&W -- filed as Exhibit 4-18 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-3490.

 4-22 Statement Affecting Class or Series of Shares with respect to 8.90% Cumulative Preferred Stock of PG&W -- filed as Exhibit 4-20 to PG&W's Annual Report on Form 10-K for 1988, File No. 1-3490.

Exhibit
Number

(10) Material Contracts:

10-1 Service Agreement for storage service under Rate Schedule LGA, dated August 6, 1974, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-3 to PG&W's Annual Report on Form 10-K for 1984, File No. 1-3490.

10-2 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-4 to PG&W's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-3 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-4 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to PG&W's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-5 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-6 Service Agreement for transportation service under Rate Schedule IT, dated January 31, 1992, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PG&W's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-7 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed herewith.

10-8 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipeline Corporation Company -- filed herewith.

10-9 Service Agreement for transportation service under Rate Schedule FTS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed herewith.

10-10 Service Agreement for transportation service under Rate Schedule SST, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed herewith.

10-11 Service Agreement for storage service under Rate Schedule FSS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed herewith.

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed herewith.

Exhibit
Number

10-13 Service Agreement for transportation service under Rate Schedule ITS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed herewith.

10-14 Service Agreement for transportation service under Rate Schedule ITS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed herewith.

10-15 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-16 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-2 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-17 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-3 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline -- filed as Exhibit 10-4 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-19 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline -- filed as Exhibit 10-5 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-20 Joint Venture Agreement, dated May 1, 1975, between Robert Mosbacher and Transco Exploration Company, et. al., and Exhibit "B," Ratification thereof by PG&W, dated July 11, 1975 -- filed as
            Exhibit 5(1) to PG&W's Bond Form S-7, Registration No. 2-55419.

10-21 Project Facilities Agreement, dated December 1, 1987, between Luzerne County Industrial Development Authority and PG&W -- filed as
            Exhibit 10-19 to PG&W's Annual Report on Form 10-K for 1987, File No. 1-3490.

10-22 Remarketing Agreement, dated December 1, 1987, among PG&W, Butcher & Singer Inc. and Dean Witter Reynolds Inc. -- filed as Exhibit 10-21 to PG&W's Annual Report on Form 10-K for 1987, File No. 1-3490.

Exhibit
Number

10-23 8% Bond Purchase Agreement, dated December 15, 1987, among Luzerne County Industrial Development Authority, PG&W, Butcher & Singer Inc. and Dean Witter Reynolds Inc. -- filed as Exhibit 10-22 to PG&W's Annual Report on Form 10-K for 1987, File No. 1-3490.

10-24 Bond Purchase Agreement, dated September 1, 1989, relating to PG&W's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG&W -- filed as
            Exhibit 10-33 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-25       Form of Bond Purchase Agreement, dated  as of September 1, 1991, re:
            $50.0 million of 9.57% First Mortgage Bonds, due September 1, 1996, entered into between PG&W and each of the following parties: Pacific Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Great West Life & Annuity Insurance Company, The Life Insurance Company of Virginia, Lutheran Brotherhood, Transamerica Life Insurance and Annuity Company and The Franklin Life Insurance Company -- filed as Exhibit 10-7 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-26 Amended and Restated Project Facilities Agreement dated as of September 1, 1992, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

10-27 7.20% Bond Purchase Agreement, dated September 2, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-2 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

10-28 Project Facilities Agreement, dated December 1, 1992, between Luzerne County Industrial Development Authority and PG&W -- filed as
            Exhibit 10-29 to PG&W's Annual Report on Form 10-K for 1992, File No. 1-3490.

10-29 7.125% Bond Purchase Agreement, dated December 10, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-30 to PG&W's Annual Report on Form 10-K for 1992, File No. 1-3490.

10-30 Second Amended and Restated Project Facilities Agreement dated as of December 1, 1993, between PG&W and the Luzerne County Industrial Development Authority -- filed herewith.

Exhibit
Number

10-31 6.05% Bond Purchase Agreement, dated December 2, 1993, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities, Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed herewith.

10-32 Letter of Credit Agreement, dated December 1, 1987, between PG&W and Swiss Bank Corporation, New York Branch -- filed as Exhibit 10-20 to PG&W's Annual Report on Form 10-K for 1987, File No. 1-3490.

10-33 Amendment No. 1, dated as of September 10, 1991, to December 1987 Reimbursement Agreement between PG&W and Swiss Bank Corporation, New York Branch -- filed as Exhibit 10-6 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-34 Amendment No. 2, dated as of December 13, 1991 to December 1987 Reimbursement Agreement between PG&W and Swiss Bank Corporation, New York Branch -- filed as Exhibit 10-15 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-35 Amendment No. 3, dated as of May 11, 1992, to December 1987 Reimbursement Agreement between PG&W and Swiss Bank Corporation, New York Branch -- filed as Exhibit 10-2 to PG&W's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-3490.

10-36 Subordinate Open End Mortgage, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, dated as of September 10, 1991, made by PG&W, as Mortgagor, to Swiss Bank Corporation, as Collateral Agent and Mortgagee -- filed as
            Exhibit 10-1 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-37 Collateral Agency and Intercreditor Agreement, dated as of September 10, 1991, among Manufacturers Hanover Trust Company (now Chemical
            Bank), as Bank Agency, Swiss Bank Corporation, New York Branch, First Eastern Bank, N.A., Hanover Bank, Meridian Bank, Northeastern Bank of Pennsylvania (now PNC Bank, Northeast PA), Philadelphia National Bank (now CoreStates Bank, N.A.), United Penn Bank (now Mellon Bank, N.A.), National Australia Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as Collateral Agent and PG&W -- filed as Exhibit 10-2 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-38 Credit Agreement, dated as of April 19, 1993, by and among PG&W, the Banks parties thereto and PNC Bank, Northeast PA, as agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as
            Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

10-39 9.50% Cumulative Preferred Stock Purchase Agreement, dated December 11, 1987, between PG&W and the purchasers named therein -- filed as Exhibit 10-23 to PG&W's Annual Report on Form 10-K for 1987, File No. 1-3490.

Exhibit
Number

10-40 Recapitalization Agreement, dated September 16, 1988, between PG&W and the original purchasers of PG&W's 9.50% Cumulative Preferred Stock, pursuant to which shares of the 9.50% Cumulative Preferred Stock were exchanged for shares of PG&W's 9.50% 1988 Series Cumulative Preferred Stock -- filed as Exhibit 10-24 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-3490.

10-41 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-42 Agreement, dated as of March 15, 1991, by and between PEI, PG&W and Robert L. Jones -- filed as Exhibit 10-38 to PG&W's Annual Report on Form 10-K for 1990, File No. 1-3490.

10-43 Employment Agreement, dated August 30, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-16 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-44 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-45 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to PEI's 1993 definitive Proxy Statement, File No. 0-7812.

                                  TABLE OF CONTENTS


PART I                                                                     PAGE
    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .  17

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .  19

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .  20


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  21

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . .   *

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .  22

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . .  41

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .  72


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .   *

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .   *

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . .   *

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .   *


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . .  73**

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  79


________________________
  * These items have been omitted  from  this  Form 10-K as Registrant meets the conditions set forth in General  Instructions  J(1)(a)  and (b) of Form 10-K
    and is therefore filing this form with the reduced disclosure format.

 ** The "Index to Exhibits" is located on page 80.


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)
Date:     March 23, 1994                    By:
                                                       Dean T. Casaday
                                                President and Chief Executive
                                                            Officer
                                                (Principal Executive Officer)

Date:     March 23, 1994                    By:
                                                        John F. Kell, Jr.
                                                   Vice President, Finance
                                                (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                    Date
                                   Chairman of the Board of       March 23, 1994
       Kenneth L. Pollock           Directors

                                   Vice Chairman of the Board     March 23, 1994
       William D. Davis             of Directors

                                   Director, President and        March 23, 1994
       Dean T. Casaday              Chief Executive Officer

                                          Director                March 23, 1994
       Robert J. Keating

                                          Director                March 23, 1994
       John D. McCarthy

                                          Director                March 23, 1994
       Kenneth M. Pollock

                                          Director                March 23, 1994
       James A. Ross

                                          Director                March 23, 1994
       Ronald W. Simms






                                        PENNSYLVANIA GAS AND WATER COMPANY
                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993

                                    Balance at    Additions                     Adjustments       Balance at
                                     beginning       at                             and              end
      Classification                  of year       cost        Retirements     transfers (a)       of year
                                                          (Thousands of Dollars)
Year ended December 31, 1991
  Gas plant (b)                     $  213,957    $   9,073     $     1,188     $          56     $  221,898
  Water plant (c)                      269,040        6,895             672                85        275,348
  Common plant                          26,182          244           1,332               (64)        25,030
  Total plant in service               509,179       16,212           3,192                77        522,276
  Construction work in progress          3,908       12,302(d)            -                 -         16,210(e)
    Total                           $  513,087    $  28,514     $     3,192     $          77     $  538,486

Year ended December 31, 1992
  Gas plant (b)                     $  221,898    $  12,487     $       506     $          (3)    $  233,876
  Water plant (c)                      275,348       20,840           1,693            (1,079)       293,416
  Common plant                          25,030        2,600           3,077              (107)        24,446
  Total plant in service               522,276       35,927           5,276            (1,189)       551,738
  Construction work in progress         16,210       21,094(d)            -                 -         37,304(e)
    Total                           $  538,486    $  57,021     $     5,276     $      (1,189)    $  589,042

Year ended December 31, 1993
  Gas plant (b)                     $  233,876    $  11,225     $       793     $          29     $  244,337
  Water plant (c)                      293,416       61,471             988             1,397        355,296
  Common plant                          24,446        3,000           1,319               (91)        26,036
  Total plant in service               551,738       75,696           3,100             1,335        625,669
  Construction work in progress         37,304      (29,796)(d)           -                 -          7,508
    Total                           $  589,042    $  45,900     $     3,100     $       1,335     $  633,177

NOTES:
(a)  Represents transfers to other physical property and transfers between gas, water and common plant.
(b)  At original cost less acquisition adjustments of $386,000.
(c)  At original cost plus  acquisition  adjustments  of  $14,236,000  at  December  31,  1991 and 1992, and
     $14,577,000 at December 31, 1993.
(d)  Net of transfers to utility plant in service.
(e)  Includes $6,187,000, $4,856,000 and  $628,000,  respectively,  for  the  construction of the Ceasetown,
     Crystal Lake and Watres Water Treatment Plants  at December 31, 1991, and $21,998,000, and $10,119,000,
     respectively, for the construction of the Ceasetown  and  Watres Water Treatment Plants at December 31,
     1992.

















                                    PENNSYLVANIA GAS AND WATER COMPANY
                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                             FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993

                                            Additions charged to             Deductions
                        Balance at                                                                           Balance
                        beginning               Other       Salvage                   Removal                at end
    Classification       of year       Income  accounts(a) recoveries   Retirements    cost     Transfers(b) of year
                                                           (Thousands of Dollars)
Year ended December 31, 1991
  Gas plant             $   45,247    $ 5,034  $    180    $       43   $     1,188   $   166   $       1    $49,151
  Water plant                6,679      3,613         -             7           672       276          64      9,415
  Common plant              11,932      1,137       729            33         1,332        25           4     12,478

    Total               $   63,858    $ 9,784  $    909    $       83   $     3,192   $   467   $      69    $71,044

Year ended December 31, 1992
  Gas plant             $   49,151    $ 5,656  $    111    $       17   $       506   $   344   $       1    $54,086
  Water plant                9,415      4,202         -             8         1,693       312         (31)    11,589
  Common plant              12,478      1,006       638            84         3,077         -         (61)    11,068

    Total               $   71,044    $10,864  $    749    $      109   $     5,276   $   656   $     (91)   $76,743

Year ended December 31, 1993
  Gas plant             $   54,086    $ 5,894  $    121    $       13   $       793   $   312   $      10    $59,019
  Water plant               11,589      5,230         -            52           988       708         158     15,333
  Common plant              11,068      1,186       913            95         1,319         8           -     11,935

    Total               $   76,743    $12,310  $  1,034    $      160   $     3,100   $ 1,028   $     168    $86,287


NOTES:
(a)  Represents depreciation of transportation and work equipment  charged to clearing accounts, together with other equipment expenses, and apportioned therefrom  to  various  operating,  construction  and other accounts on the basis of the use of such equipment.
(b)  Represents transfers to other physical property and transfers between gas, water and common plant.























                                        PENNSYLVANIA GAS AND WATER COMPANY
                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1993

                                                      Balance at    Charged   Charged                    Balance
                                                      beginning       to      to other                   at end
             Description                               of year      income    accounts   Deductions      of year
                                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1991                      $    1,626   $ 1,744    $      -   $    1,763(a)   $ 1,607

    Year ended December 31, 1992                      $    1,607   $ 1,806    $      -   $    1,938(a)   $ 1,475

    Year ended December 31, 1993                      $    1,475   $ 1,590    $      -   $    1,842(a)   $ 1,223



Shown as operating reserves on the balance sheets:

    Insurance -

       Year ended December 31, 1991                   $    2,178   $   635    $      -   $      966(b)   $ 1,847

       Year ended December 31, 1992                   $    1,847   $ 1,216    $      -   $    1,498(b)   $ 1,565

       Year ended December 31, 1993                   $    1,565   $ 1,823    $     75   $    1,600(b)   $ 1,863










NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.
(b)  Deductions are principally payments made in settlement of claims.

