Form 10-Q
period 1994-03-31
PENNSYLVANIA GAS & WATER CO
filed 1994-05-10
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three
              months ended March 31, 1993 and 1994. . . . . . . . . . .    2

            Balance Sheets as of December 31, 1993,
              and March 31, 1994. . . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the three
              months ended March 31, 1993 and 1994. . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   12


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   24

                        PART I.  FINANCIAL INFORMATION

                      PENNSYLVANIA GAS AND WATER COMPANY

                             STATEMENTS OF INCOME

[CAPTION]
                                                            Three Months Ended
                                                                 March 31,
                                                             1993       1994
                                                          (Thousands of Dollars)
[S]                                                        [C]        [C]
OPERATING REVENUES:
  Gas                                                      $  66,931  $  80,233
  Water                                                       11,387     16,052
      Total operating revenues                                78,318     96,285

OPERATING EXPENSES:
  Cost of gas                                                 39,667     50,460
  Other operation expenses                                     9,783     10,739
  Maintenance                                                  2,029      2,521
  Depreciation                                                 3,084      3,652
  Deferred treatment plant costs, net                           (131)       146
  Income taxes                                                 5,211      7,453
  Other taxes                                                  5,360      5,422
      Total operating expenses                                65,003     80,393

OPERATING INCOME                                              13,315     15,892

OTHER INCOME (DEDUCTIONS), NET (Note 4)                         (232)       129

INCOME BEFORE INTEREST CHARGES                                13,083     16,021

INTEREST CHARGES:
  Interest on long-term debt                                   5,086      5,158
  Other interest                                                 692        514
  Allowance for borrowed funds used
    during construction                                         (910)       (71)
  Deferred treatment plant carrying
    charges                                                     (234)         -
      Total interest charges                                   4,634      5,601

NET INCOME                                                     8,449     10,420

DIVIDENDS ON PREFERRED STOCK                                   1,622      1,383

EARNINGS APPLICABLE TO
  COMMON STOCK                                             $   6,827  $   9,037

COMMON STOCK:
  Weighted average number of
    shares outstanding                                     4,019,418  4,869,450
  Earnings per share                                       $    1.70  $    1.86
  Cash dividends per share                                 $     .71  $     .35









The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

[CAPTION]
                                                   December 31,    March 31,
                                                       1993          1994
                                                      (Thousands of Dollars)
[S]                                                [C]           [C]
ASSETS

UTILITY PLANT:
  Gas plant, at original cost less
    acquisition adjustments of $386,000            $    245,969  $     247,642
  Water plant, at original cost plus
    acquisition adjustments of $14,577,000 and
    $14,568,000, respectively                           360,996        363,236
  Common plant, at original cost                         26,212         26,845
                                                        633,177        637,723
  Accumulated depreciation                              (86,287)       (89,901)
                                                        546,890        547,822

OTHER PROPERTY AND INVESTMENTS:
  Restricted funds held by trustee                       12,853         11,376
  Other                                                   3,291          3,431
                                                         16,144         14,807

CURRENT ASSETS:
  Cash and cash equivalents                               2,714          1,918
  Accounts receivable -
    Customers                                            20,533         32,939
    Others                                                1,258          1,268
    Reserve for uncollectible accounts                   (1,223)        (1,717)
  Accrued utility revenues                               16,123         12,344
  Materials and supplies, at average cost                 3,549          3,602
  Gas held by suppliers, at average cost                 26,650          2,901
  Deferred cost of gas and supplier refunds, net         12,752         10,430
  Prepaid expenses and other                              2,026          4,696
                                                         84,382         68,381

DEFERRED CHARGES:
  Deferred taxes collectible                             51,382         52,217
  Natural gas transition costs collectible                    -          8,990
  Unamortized debt expense                                5,745          5,615
  Deferred treatment plant costs
    and carrying charges                                 10,129          9,984
  Deferred water utility billings                         3,885          5,387
  Other                                                   7,751          7,813
                                                         78,892         90,006




TOTAL ASSETS                                       $    726,308  $     721,016


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

[CAPTION]
                                                   December 31,     March 31,
                                                       1993           1994
                                                      (Thousands of Dollars)
[S]                                                [C]            [C]
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                  $    188,011   $     195,465
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                      31,840          16,840
  Long-term debt                                        266,259         254,132
                                                        519,725         500,052

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           38,664          45,789
  Notes payable -
    Bank                                                  2,000               -
    Parent                                                3,680           1,840
  Accounts payable -
    Suppliers                                            22,401          13,514
    Affiliates, net                                       1,888           1,923
  Accrued general business and realty taxes               3,574           3,468
  Accrued income taxes                                    4,984          10,210
  Accrued interest                                        4,042           5,288
  Accrued natural gas transition costs                        -           3,721
  Other                                                   2,440           2,940
                                                         83,673          88,693

DEFERRED CREDITS:
  Deferred income taxes                                  87,005          89,143
  Accrued natural gas transition costs                        -           7,117
  Unamortized investment tax credits                      9,183           9,118
  Advances for construction                              10,985          11,011
  Contributions in aid of construction                    9,810           9,811
  Operating reserves                                      1,863           1,874
  Other                                                   4,064           4,197
                                                        122,910         132,271



COMMITMENTS AND CONTINGENCIES (Note 5)




TOTAL CAPITALIZATION AND LIABILITIES               $    726,308   $     721,016


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                         Three Months Ended
                                                              March 31,
                                                          1993*         1994
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $  8,449      $ 10,420
  Gain on sale of other property                               -          (291)
  Effects of noncash charges (credits) to income -
    Depreciation                                           3,089         3,658
    Deferred income taxes, net                              (263)        1,303
    Provisions for self insurance                            335           405
    Deferred treatment plant costs and carrying
      charges, net                                          (365)          146
    Allowance for equity funds used during construction        -           (15)
    Deferred water utility billings                          (32)       (1,610)
    Other, net                                               414         1,033
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              (2,855)       (8,014)
    Gas held by suppliers                                 19,876        23,749
    Accounts payable                                      (5,135)       (7,297)
    Deferred cost of gas and supplier refunds, net        (3,760)        4,170
    Other current assets and liabilities, net              3,921         4,143
  Other operating items, net                                (637)         (994)
      Net cash provided by operating activities           23,037        30,806

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)               (11,279)       (4,978)
  Other, net                                                 635           326
      Net cash used for investing activities             (10,644)       (4,652)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   109           121
  Dividends on common and preferred stock                 (4,475)       (3,087)
  Issuance of long-term debt                               1,232             -
  Repayment of long-term debt                             (1,902)       (8,002)
  Repayment of note payable to parent                          -        (1,840)
  Utilization of restricted funds held by trustee          2,611         1,577
  Net decrease in bank borrowings                         (9,308)      (15,555)
  Other, net                                                (343)         (164)
      Net cash used for by financing activities          (12,076)      (26,950)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         317          (796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               570         2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    887      $  1,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  4,061      $  4,094
    Income taxes                                        $    145      $    500

*Reclassified to conform with 1994 financial statement presentation.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                         NOTES TO FINANCIAL STATEMENTS




(1)  GENERAL

    The interim financial statements included herein have been prepared by Pennsylvania Gas and Water Company ("PG&W"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PG&W believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in PG&W's latest annual report on Form 10-K.

(2)  RATE MATTERS

Gas Utility Operations

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code, which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the Pennsylvania Public Utility Commission (the "PPUC") ordered PG&W to make the following changes during 1992 and 1993 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]               [C]
       December 1, 1992          $2.46   $2.79             $ 9,500,000
       December 1, 1993           2.79    3.74              28,800,000

    Such changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of Take-or-Pay Costs. On April 27, 1990, PG&W filed an application with the PPUC seeking approval to recover 90% of its total take-or-pay liabilities, and $250,000 of related carrying costs, through billings to customers generally over a four-year period beginning June 1, 1990. The PPUC approved this application effective June 1, 1990. As of March 31, 1994, PG&W's estimated liability for take-or-pay costs totaled $18.1 million, of which approximately $17.7 million had been billed to PG&W as of such date by its pipelines. As of March 31, 1994, PG&W had absorbed approximately $1.8 million of its take-or-pay liabilities and had billed $16.3 million of such costs, including related carrying charges, to its customers, resulting in an approximate $190,000 balance to be applied against the $498,000 of estimated future billings to PG&W by its pipelines for take-or-pay liabilities.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order states the PPUC believes that the recovery of Account 191 and New Facility Costs are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The PGC Order also indicates that while Gas Supply Realignment and Stranded Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further states that all such filings will be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Account 191 Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.1 million, of which $526,000 had been billed to PG&W as of March 31, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of Gas Supply Realignment and Stranded Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. It is currently estimated that $12.0 million of the Gas Supply Realignment and Stranded Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $1.4 million had been billed to PG&W as of March 31, 1994. Although it cannot be certain, based on the provisions of the PGC Order, PG&W believes it will be allowed the full recovery of all transition costs it estimates will ultimately be billed to it pursuant to FERC Order 636. PG&W has recorded a liability for the $10.8 million of such estimated transition costs that remain to be billed as of March 31, 1994, and both a current asset and a deferred asset representing the probable future rate recovery of such liability.

Water Utility Operations

    Scranton Area Water Rate Increase. On September 25, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $9.9 million in additional annual revenue. This rate increase request involved the approximately 56,000 customers in PG&W's Scranton Water Rate Area at such date. By Order entered June 23, 1993, the PPUC rejected the proposed rate increase in its entirety "due to inadequate service" (i.e., water quality). However, by the same Order, the PPUC granted PG&W the alternative of a rate increase designed to produce an additional $5.0 million in annual revenue, provided that PG&W dedicate the entire increase to augment the improvements to its water distribution system until "...the demonstration by [PG&W] to [the PPUC] that it is providing adequate service." PG&W accepted this alternative and placed such $5.0 million rate increase into effect as of June 23, 1993.

    On August 19, 1993, the PPUC approved a settlement agreement resolving certain disputed issues relating to its June 23, 1993, Order. This settlement agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Spring Brook Water Rate Increases. Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue, to be effective August 29, 1992. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to Financial Accounting Standards Board ("FASB") Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill the approximate $900,000 that had been so deferred by means of the surcharge that will be in effect in years three through five of the phase-in period.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On September 23, 1993, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92. Under the terms of the settlement, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The settlement further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $5.5 million in revenue to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, is to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the settlement effective December 16, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover the $5.1 million of costs so deferred relative to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993.

    Similarly, as permitted by an Order of the PPUC entered September 24, 1992, PG&W has deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Additionally, in accordance with an Order of the PPUC entered July 28, 1993, PG&W deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities until December 16, 1993, the effective date of the water rate increase for customers served by the Ceasetown and Watres Water Treatment Plants approved by the PPUC on December 15, 1993.

    As of March 31, 1994, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities, and $1.7 million of operating expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

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

(3)  ACCOUNTING CHANGES

Postemployment Benefits

    In December, 1992, FASB Statement 112, "Employers' Accounting for Postemployment Benefits," was issued. The provisions of this statement require the recording of a liability for postemployment benefits (such as disability benefits, including workers' compensation, salary continuation and the continuation of benefits such as health care and life insurance) provided to former or inactive employees, their beneficiaries and covered dependents. PG&W consistently recorded liabilities for benefits of this nature prior to the effectiveness of FASB Statement 112 and, as a result, the provisions of FASB Statement 112, which PG&W adopted effective January 1, 1994, did not have a material impact on its financial position or results of operations.

(4)  OTHER INCOME (DEDUCTIONS), NET

    Other income (deductions), net was comprised of the following elements:
[CAPTION]
                                                           Three Months Ended
                                                                March 31,
                                                            1993       1994
                                                         (Thousands of Dollars)
    [S]                                                    [C]        [C]
    Gain on sale of non-watershed land,
      net of related income taxes                          $     -    $   166
    Net interest expense on proceeds
      remaining in construction fund                          (240)      (121)
    Other                                                        8         84
      Total                                                $  (232)   $   129

(5)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considers the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." Consequently, the PPUC staff indicated that it intends to initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order, although it has not done so pending discussions between the PPUC staff and PG&W regarding the development of a mutually acceptable plan. As a result of such discussions, PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which is presently being reviewed by the PPUC staff. While it is not presently possible to determine what action the PPUC will ultimately take with respect to alleged violations of law and the matters raised by the Emergency Order, PG&W does not believe that compliance with, or any liability that might result from such violations or the Emergency Order will have a material adverse effect on its financial position or results of operations.

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

    On February 4, 1994, PG&W was requested by the Pennsylvania Department of Environmental Resources to perform an evaluation to determine if a pipeline owned by PG&W was the source of certain soil contamination discovered by the Pennsylvania Department of Transportation in late 1993 in an area adjacent to that pipeline at a road crossing in Jackson Township, Northumberland County, Pennsylvania. This pipeline was purchased by Scranton-Spring Brook Water Service Company ("Scranton-Spring Brook"), a predecessor of PG&W, in 1956, but was never operated by Scranton-Spring Brook or PG&W in the area in question. Environmental consultants, engaged by PG&W to assist it in this matter, have made various trench excavations and taken soil samples from the area between the soil contamination and PG&W's pipeline. These samples showed no signs of contamination, except in the immediate vicinity of the contaminated soil, and, along with other analyses performed by the consultants, indicate that PG&W's pipeline was not the source of the contaminated soil. Thus, while it cannot be certain, PG&W does not believe that it is responsible for or has any liability with respect to the subject contamination.

                      PENNSYLVANIA GAS AND WATER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of total operating revenues for each of the three-month periods ended March 31, 1993, and March 31, 1994:
[CAPTION]
                                                            Percentage of
                                                         Operating Revenues
                                                         Three Months Ended
                                                              March 31,
                                                          1993        1994
[CAPTION]

[S]                                                       [C]         [C]
OPERATING REVENUES:
  Gas........................................              85.5%       83.3%
  Water......................................              14.5        16.7
    Total operating revenues.................             100.0       100.0

OPERATING EXPENSES:
  Cost of gas................................              50.6        52.4
  Other operation expenses...................              12.5        11.2
  Maintenance and depreciation...............               6.5         6.4
  Deferred treatment plant costs, net........              (0.2)        0.1
  Income and other taxes.....................              13.6        13.4
    Total operating expenses.................              83.0        83.5

OPERATING INCOME.............................              17.0        16.5

OTHER INCOME (DEDUCTIONS), NET...............              (0.3)        0.1

INTEREST CHARGES.............................               5.9         5.8

DIVIDENDS ON PREFERRED STOCK.................               2.1         1.4

EARNINGS APPLICABLE TO
  COMMON STOCK...............................               8.7%        9.4%

    Operating Revenues.    PG&W's  operating  revenues  increased  $18.0 million
(22.9%) from $78.3 million for the three-month period ended March 31, 1993, to $96.3 million for the three-month period ended March 31, 1994.

    Gas operating revenues increased by $13.3 million (19.9%) from $66.9 million for the three-month period ended March 31, 1993, to $80.2 million for the three-month period ended March 31, 1994, primarily as a result of a price increase averaging 19.0% ($28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1994 was a 1.1 billion cubic feet (10.8%) increase in sales to residential and commercial heating customers, primarily as a result of heating degree days* that were 8.7% higher than normal during the first quarter



* A heating degree day ("degree day") represents each degree by which the average of the high and low temperatures for a given day is below 650 Fahrenheit. Actual degree days represent the sum of the degree days for the period.

of 1994 and 10.4% higher than in the similar period in 1993. The effects of the price increases and colder weather on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.

    Water operating revenues increased by $4.7 million (41.0%) from $11.4 million for the three-month period ended March 31, 1993, to $16.1 million for the three-month period ended March 31, 1994. This increase in revenues was largely the result of rate increases which the Pennsylvania Public Utility Commission (the "PPUC") allowed PG&W, including a $2.0 million annual rate increase effective March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area, and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $15.4 million (23.7%) from $65.0 million for the three-month period ended March 31, 1993, to $80.4 million for the three-month period ended March 31, 1994. As a percentage of operating revenues, total operating expenses increased from 83.0% during the first quarter of 1993 to 83.5% during the first quarter of 1994. Operating expenses related to gas utility operations increased by $12.6 million (22.1%) from $56.8 million in the three-month period ended March 31, 1993, to $69.4 million in the three-month period ended March 31, 1994, primarily as a result of a $10.8 million increase in the cost of gas, higher levels of operation and maintenance expense related to colder than normal weather and increased income taxes. Operating expenses related to water utility operations increased by $2.8 million (34.3%) from $8.2 million in the first quarter of 1993 to $11.0 million in the first quarter of 1994, primarily as a result of increased operation and maintenance costs, depreciation and income taxes.

    The cost of gas increased $10.8 million (27.2%) from $39.7 million for the three-month period ended March 31, 1993, to $50.5 million for the three-month period ended March 31, 1994. The effect of this increase, which was the result of higher costs for purchased gas, was partially offset by a 3.9% (535 thousand cubic feet) decrease in the volume of gas sold during the three-month period ended March 31, 1994, compared to the similar period in 1993. This decreased volume was largely attributable to the aforementioned switching of customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $2.5 million or 9.2% in the first quarter of 1994, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather.

    Other than the cost of gas and income taxes, operating expenses increased by $2.4 million (11.7%) from $20.1 million for the three-month period ended March 31, 1993, to $22.5 million for the three-month period ended March 31, 1994. This increase was largely attributable to a $1.4 million increase in other operation and maintenance expenses, primarily as a result of a $431,000 increase in payroll costs, increased provisions for uncollectible accounts of $224,000, a $112,000 increase in contracted maintenance expense and a $277,000 decrease in net deferred treatment plant costs during 1994, as more fully discussed below, as well as a $568,000 increase in depreciation (primarily as a result of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas).

    Income taxes increased by $2.2 million (43.0%) from $5.2 million in the first quarter of 1993 to $7.5 million in the first quarter of 1994 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and the change, from 34% to 35%, in the federal corporate income tax rate on taxable income in excess of $10.0 million. This increase was the result of the enactment of the Omnibus Budget Reconciliation Act of 1993 (the "1993 Tax Act") on August 10, 1993. The provisions of the 1993 Tax Act, which were recorded in the third quarter of 1993 retroactive to January 1, 1993, increased the Company's income tax expense by approximately $130,000 for the three-month period ended March 31, 1994.

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover the $5.1 million of costs so deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $450,000 had been recovered as of March 31, 1994.

    Similarly, as permitted by an Order of the PPUC entered September 24, 1992, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Additionally, in accordance with an Order of the PPUC entered July 28, 1993, PG&W has deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities incurred prior to December 16, 1993, the effective date of the water rate increase approved by the PPUC on December 15, 1993, for customers served by the Ceasetown and Watres Water Treatment Plants.

    As of March 31, 1994, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities and $1.7 million of expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

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

    Operating Income. As a result of the above, total operating income increased by $2.6 million (19.4%) from $13.3 million for the three-month period ended March 31, 1993, to $15.9 million for the three-month period ended March 31, 1994, but decreased as a percentage of total operating revenues for such periods from 17.0% in the first quarter of 1993 to 16.5% in the first quarter of 1994. Operating income from gas utility operations increased $716,000 (7.1%) from $10.1 million in the first quarter of 1993 to $10.8 million in the first quarter of 1994, primarily as a result of a $2.5 million increase in the gross margin, the effect of which was partially offset by higher levels of other operation and maintenance expenses related to the colder than normal weather and increased income taxes. Operating income from water utility operations increased $1.9 million (57.9%) from $3.2 million in the first quarter of 1993 to $5.1 million in the first quarter of 1994. This increase was primarily the result of rate increases effective March 9, 1993, June 23, 1993, and December 16, 1993, the effects of which were partially offset by increased operation and maintenance costs, depreciation, and income taxes, as discussed above.

    Other Income (Deductions), Net. Other income (deductions), net increased $361,000 from a deduction of $232,000 for the three-month period ended March 31, 1993, to income of $129,000 for the three-month period ended March 31, 1994, primarily as a result of a $291,000 gain ($166,000 net of related income taxes) on the sale of non-watershed land and a decrease in net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas
and Water Company Project) (the "1992 Series B Bonds"). See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by PNC Bank (formerly Northeastern Bank of Pennsylvania), as trustee for the 1992 Series B Bonds (the "IDA Trustee"), pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income (deductions), net.

    Interest Charges. Interest charges increased by $967,000 (20.9%) from $4.6 million for the three-month period ended March 31, 1993, to $5.6 million for the three-month period ended March 31, 1994. This increase was largely attributable to decreased AFUDC and deferred treatment plant carrying charges associated with the Crystal Lake, Ceasetown and Watres Water Treatment Plants.

    Although the weighted average interest rate on indebtedness decreased from 8.42% during the first quarter of 1993 to 7.55% during the first quarter of 1994, interest on long-term debt increased by $72,000 (1.4%) from $5.1 million during the three-month period ended March 31, 1993, to $5.2 million during the three-month period ended March 31, 1994. This increase was largely attributable to increased indebtedness to finance the construction of various additions and improvements to PG&W's water utility plant. The weighted average indebtedness outstanding during the first quarter of 1994 was $291.4 million as compared to $274.3 million during the first quarter of 1993. Offsetting the effect of this increase were reductions in letter of credit and commitments fees paid to certain of PG&W's lenders.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $239,000 (14.7%) from $1.6 million for the three-month period ended March 31, 1993, to $1.4 million for the three-month period ended March 31, 1994, as a result of the redemption by PG&W of 100,000 shares of its 9.50% cumulative preferred stock, $100 par value, on December 23, 1993.

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $2.2 million (32.4%) from $6.8 million ($1.70 per share) for the quarter ended March 31, 1993, to $9.0 million ($1.86 per share) for the quarter ended March 31, 1994. The increased earnings in 1994 were the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9, 1993, June 23, 1993, and December 16, 1993, and the increase in gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers due to the colder weather in 1994. The effects of these factors were partially offset by increased operating expenses.

    The earnings per share for the quarter ended March 31, 1994, increased 9.4% compared to the similar period in 1993 as a result of the 32.4% increase in earnings applicable to common stock and despite a 21.1% increase in the weighted average number of shares outstanding during 1994, that was caused by PG&W's sale of common stock to Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, at various times during 1993 and 1994.

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

    The following is a summary of such filings (exclusive of those solely involving state tax adjustment surcharges) with respect to which the PPUC has issued an order since the beginning of 1993, or which are currently pending.

    Gas Rate Filings. Pursuant to the provisions of the Code which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted October 28, 1993, authorized PG&W to increase the gas costs contained in its gas tariff rates from $2.79 to $3.74 per thousand cubic feet effective December 1, 1993. This change in gas rates on account of purchased gas costs, which was designed to provide an increase in annual revenue of $28.8 million, will have no effect on PG&W's earnings since the increase in revenue will be offset by a corresponding increase in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on PG&W's financial position or results of operations.

    On April 27, 1990, PG&W filed an application with the PPUC seeking approval to recover 90% of its total take-or-pay liabilities, and $250,000 of related carrying costs, through billings to customers generally over a four-year period beginning June 1, 1990. The PPUC approved this application effective June 1, 1990. As of March 31, 1994, PG&W's estimated liability for take-or-pay costs totaled $18.1 million, of which approximately $17.7 million had been billed to PG&W as of such date by its pipelines. As of March 31, 1994, PG&W had absorbed approximately $1.8 million of its take-or-pay liabilities and had billed $16.3 million of such costs, including related carrying charges, to its customers, resulting in an approximate $190,000 balance to be applied against the $498,000 of estimated future billings to PG&W by its pipelines for take-or-pay liabilities.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order states the PPUC believes that the recovery of Account 191 and New Facility Costs are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The PGC Order also indicates that while Gas Supply Realignment and Stranded Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further states that all such filings will be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Account 191 Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.1 million, of which $526,000 had been billed to PG&W as of March 31, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Gas Supply Realignment and Stranded Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. It is currently estimated that $12.0 million of Gas Supply Realignment and Stranded Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $1.4 million had been billed to PG&W as of March 31, 1994. Although it cannot be certain, based on the provisions of the PGC Order, PG&W believes it will be allowed the full recovery of all transition costs it estimates will ultimately be billed to it pursuant to FERC Order 636. PG&W has recorded a liability for the $10.8 million of such estimated transition costs that remain to be billed as of March 31, 1994, and both a current asset and a deferred asset representing the probable future rate recovery of such liability.

    Water Rate Filings. The rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. However, the rate increase request filed by PG&W on September 25, 1992, with respect to the Scranton Water Rate Area was fully litigated, and PG&W was only granted approximately 50% of its requested increase, as more fully discussed below. Nonetheless, PG&W expects that its investments in water treatment facilities mandated by the Pennsylvania Department of Environmental Resources will be recognized in future rates. PG&W believes that it will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes," i.e., meeting federal and state primary (health-related) and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards, and that meets all applicable water quality standards. However, there can be no assurance that such adequate rate relief will be granted. See "-Liquidity and Capital Resources-Failure to Obtain Adequate Rate Relief."

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan pursuant to Financial Accounting Standards Board ("FASB") Statement 92. The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill the approximate $900,000 that had been so deferred by means of the surcharge that will be in effect in years three through five of the phase-in period.

    Scranton Area. On September 25, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $9.9 million in additional annual revenue. This rate increase request involved the approximately 56,000 customers in PG&W's Scranton Water Rate Area at such date. By Order entered June 23, 1993, the PPUC rejected the proposed rate increase in its entirety "due to inadequate service" (i.e., water quality). However, by the same Order, the PPUC granted PG&W the alternative of a rate increase designed to produce an additional $5.0 million in annual revenue, provided that PG&W dedicate the entire increase to augment the improvements to its water distribution system until "the demonstration by [PG&W] to [the PPUC] that it is providing adequate service." PG&W accepted this alternative and placed such $5.0 million rate increase into effect as of June 23, 1993.

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

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On September 23, 1993, PG&W, the PPUC Office of Trial Staff, the OCA and the Office of Small Business Advocate filed a settlement petition (the "Settlement Petition") with the Administrative Law Judge ("ALJ") assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, that was designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92. Under the terms of the Settlement Petition, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The Settlement Petition further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The Settlement Petition also specified that the $5.5 million in revenue that was to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the Settlement Petition effective December 16, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

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

    PG&W's ability to generate sufficient internal funds and to obtain the external funds that are required for its operations and construction expenditures is affected materially by the timing and amount of rate relief it is granted. This is a problem faced by all regulated utilities, and one that had been particularly acute with respect to PG&W because of the denial by the PPUC in 1986 and again in 1988, as a result of water quality issues, of water rate increases requested by PG&W. Nonetheless, PG&W was able to generate and raise sufficient capital resources despite these denials, and PG&W believes that it will be granted sufficient rate relief to enable it to meet its future anticipated capital requirements, particularly in view of the increases in annual water revenue aggregating $35.8 million which it has been granted by the PPUC since 1991 with respect to customers being supplied with filtered water. PG&W also believes that additional rate increases will be allowed by the PPUC for its approximately 131,600 water customers, all of whom are now receiving filtered water, because of the relatively low level of earnings that PG&W is realizing from its water utility operations and its expectation that with filtration and further distribution system improvements, water quality should be less of a concern in its requests for water rate increases. See "-Construction Expenditures and Related Financing" and "-Failure to Obtain Adequate Rate Relief."

    If PG&W is denied future rate relief, it would be necessary, depending upon the amount so denied, for PG&W to take various actions to reduce cash expenditures. For a discussion of the actions PG&W would take to reduce cash expenditures, see "-Failure to Obtain Adequate Rate Relief." Such measures would continue until PG&W was allowed sufficient rate relief to increase its earnings to a level that would permit it to raise additional debt and equity capital. Concurrently with taking actions to reduce cash expenditures, PG&W would file appropriate appeals with the Commonwealth Court of Pennsylvania, alleging that, contrary to law, it had been denied an opportunity to earn a fair rate of return on its prudent investment in used and useful utility property devoted to public service.

    PEI relies on a number of sources, primarily cash dividends from PG&W, to provide the funds necessary to pay dividends on its common stock, to pay interest on its outstanding debt, and to meet all of its other obligations
(other than the repayment of debt, for which PEI principally relies upon periodic refinancings or sales of securities). The approximate amount of funds required, net of the amounts provided to PEI by PG&W for use of PEI's federal income tax credits, are expected to total $14.5 million in 1994, $15.2 million in 1995 and $17.5 million in 1996.

    Because of limitations imposed by the terms of PG&W's Restated Articles of Incorporation, as amended, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had $1.8 million of unsecured debt due on demand or within one year from issuance outstanding as of March 31, 1994.

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

    PG&W presently has sufficient funding for its working capital needs, as well as its construction program, through at least the third quarter of 1994, and believes that it will be able to raise such funds as are required for construction expenditures, refinancings and other working capital requirements beyond the third quarter of 1994.

    PG&W believes that based on its current financial projections, it will be able to achieve sufficient levels of earnings during 1994, as a result of various cost control measures and water rate increases which have already been granted, to enable it to meet its interest and fixed charge coverage requirements and to give it the borrowing and other financing capability necessary for its working capital needs and planned construction program. However, if PG&W is not granted additional water rate increases in future years, it may be necessary for PG&W to take various actions at such time to reduce expenditures in order to satisfy its interest and fixed charge coverage requirements and to maintain sufficient liquidity, and thereby lessen the amount of debt and equity capital which must be raised. See "-Failure to Obtain Adequate Rate Relief."

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PG&W has made arrangements for a total of $67.0 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on April 30, 1995, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 3/8 of 1% per annum on the average daily amount of the unused portion of the available funds. As of May 9, 1994, $27.0 million of borrowings were outstanding under the Credit Agreement. PG&W also has three other bank lines of credit with an aggregate borrowing capacity of $7.0 million which provide for borrowings at interest rates generally less than prime and mature during mid-1995. As of May 9, 1994, PG&W had no borrowings outstanding under these bank lines of credit.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1994, $45.8 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included a note in the principal amount of $30.0 million, that is subject to repayment on December 1, 1994, issued in 1987 to PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee (the "IDA Trustee") in connection with the issuance by the Luzerne County Industrial Development Authority (the "Authority") of $30.0 million of its Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) due 2017.

    Also included in such current maturities was $15.0 million principal amount of PG&W's 9.50% 1988 series cumulative preferred stock which is subject to redemption on May 31, 1994 (the "Redemption Date"). On April 28, 1994, PG&W called for redemption all 150,000 outstanding shares of its 9.50% 1988 series cumulative preferred stock, $100 par value, at a price of $103.5625 per share (plus accrued dividends to the Redemption Date), which included a voluntary redemption premium of $3.5625 per share ($534,375 in the aggregate). PG&W plans to redeem the $15.0 million of its 9.50% 1988 series cumulative preferred stock with proceeds from the sale of common stock to PEI on or about the Redemption Date. PEI plans to purchase the common stock of PG&W with funds obtained from a term loan from PNC Bank. On April 28, 1994, PEI accepted a proposal from PNC Bank, whereby PNC Bank fully-committed to underwriting a $20.0 million five-year term loan to PEI, generally bearing interest at less than prime, subject to the execution and delivery of satisfactory loan documentation by PEI. If for some unanticipated reason, PEI's loan from PNC Bank does not close, PG&W would utilize borrowings under the Credit Agreement as the source of funds with which to redeem the 9.50% 1988 series cumulative preferred stock.

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

    No long-term debt or capital stock financings were consummated by PG&W during the three-month period ended March 31, 1994. However, during the period, PG&W realized $121,000 from the issuance of common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan.

    Also, during the three-month period ended March 31, 1994, PG&W utilized $1.6 million of the proceeds from the issuance by the Authority on December 22, 1992, of its $30.0 million of 1992 Series B Bonds and with respect to which PG&W issued its $30.0 million of 7.125% First Mortgage Bonds to the IDA Trustee on December 22, 1992, as security for the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee for the Authority's 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. As of March 31, 1994, $11.4 million was held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W.

    PG&W's rated first mortgage bonds are currently rated BBB- (investment grade) by Standard & Poor's Corporation ("S&P"), Baa3 (investment grade) by Moody's Investors Services ("Moody's") and Class 2 by the National Association of Insurance Commissioners ("NAIC"). On November 29, 1993, S&P said PG&W's outlook was "stable" and that "continued, though slow, improvements in PG&W's financial profile are expected as the last [water] treatment plant is completed in 1993, and adequate water rate relief is granted." However, S&P noted that "significant capital expenditures and an excessive dividend payout...will continue to challenge management over the short term."

    If PG&W's rated first mortgage bonds are downgraded below Class 2 (i.e., below investment grade) by the NAIC, this downgrade would cause the stated interest rate on PG&W's $50.0 million of 9.57% Series First Mortgage Bonds due 1996 to increase to 11.17% per annum (which increase would cost PG&W $800,000 per year in additional interest expense, exclusive of tax benefits). Also, any downgrading of PG&W's rated first mortgage bonds below investment grade by either S&P or Moody's would result in the interest rate charged on borrowings under the Credit Agreement being increased by one half percent per annum (which increase could cost PG&W as much as $300,000 per year in additional interest expense, exclusive of tax benefits, depending on the amount of borrowings outstanding under the Credit Agreement). Additionally, any downgrading of PG&W's rated first mortgage bonds by S&P, Moody's or the NAIC could have a material adverse effect on the cost and difficulty of issuing additional debt and preferred stock, which in turn could significantly impair PEI's and PG&W's ability to refinance debt and fund future capital expenditures. See "-Failure to Obtain Adequate Rate Relief."

Construction Expenditures and Related Financing

    Expenditures for the construction of utility plant totaled $4.9 million during the first three months of 1994 and are currently estimated to be $41.9 million during the remainder of the year. A portion of PG&W's expenditures for water facilities during 1994, which it is presently estimated will total $29.8 million, are being financed with proceeds from the issuance of the Authority's 1992 Series B Bonds being held by the IDA Trustee for the benefit of PG&W and with revenues from the water rate increase for Scranton Water Rate Area customers which was effective June 23, 1993 (see "-Rate Matters-Water Rate Filings"). The balance of PG&W's expenditures for water facilities, as well as its currently estimated $17.0 million in expenditures for gas facilities, are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Failure to Obtain Adequate Rate Relief

    If PG&W is unable to obtain adequate rate relief in future rate increase applications filed with the PPUC, PG&W would be forced to restrict its cash expenditures by, among other actions, reducing or eliminating dividends on its common stock, thereby resulting in a reduction of PEI's common stock dividends, curtailing or deferring work on various capital projects, considering the sale of selected assets and reducing its operating expenses, all of which could negatively impact the quality and reliability of services rendered to the public by PG&W.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  No exhibits are required to be filed with this report on Form 10-Q.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)
[CAPTION]

[S]                                  [C]
Date:  May 10, 1994                  By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 10, 1994                  By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

                      PENNSYLVANIA GAS AND WATER COMPANY

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)


[CAPTION]
[S]                                  [C]
Date:  May 10, 1994                  By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 10, 1994                  By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)