Form 10-Q
period 1994-06-30
PENNSYLVANIA GAS & WATER CO
filed 1994-08-09
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and six
              months ended June 30, 1993 and 1994 . . . . . . . . . . .    2

            Balance Sheets as of December 31, 1993,
              and June 30, 1994 . . . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the six
              months ended June 30, 1993 and 1994 . . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   12


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   28

                        PART I.  FINANCIAL INFORMATION

                      PENNSYLVANIA GAS AND WATER COMPANY

                             STATEMENTS OF INCOME

                                       Three Months Ended        Six Months Ended
                                             June 30,                June 30,
                                        1993       1994          1993       1994
                                                 (Thousands of Dollars)
OPERATING REVENUES:
  Gas                                 $  24,060  $  26,568     $  90,991  $ 106,801
  Water                                  13,191     16,915        24,578     32,967
      Total operating revenues           37,251     43,483       115,569    139,768

OPERATING EXPENSES:
  Cost of gas                            12,620     14,354        52,287     64,814
  Other operation expenses                9,738      9,304        19,521     20,043
  Maintenance                             2,357      2,515         4,386      5,036
  Depreciation                            3,089      3,652         6,173      7,304
  Deferred treatment plant costs, net    (1,395)       145        (1,526)       291
  Income taxes                               40      1,468         5,251      8,921
  Other taxes                             5,130      4,391        10,490      9,813
      Total operating expenses           31,579     35,829        96,582    116,222

OPERATING INCOME                          5,672      7,654        18,987     23,546

OTHER INCOME (DEDUCTIONS), NET
  (Note 4)                                 (240)      (102)         (472)        27

INCOME BEFORE INTEREST CHARGES            5,432      7,552        18,515     23,573

INTEREST CHARGES:
  Interest on long-term debt              5,056      5,080        10,142     10,238
  Other interest                            578        397         1,270        911
  Allowance for borrowed funds used
    during construction                    (504)       (68)       (1,414)      (139)
  Deferred treatment plant carrying
    charges                                (281)         -          (515)         -
      Total interest charges              4,849      5,409         9,483     11,010

NET INCOME                                  583      2,143         9,032     12,563

DIVIDENDS ON PREFERRED STOCK              1,620      1,261         3,242      2,644

EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                        $  (1,037) $     882     $   5,790  $   9,919

COMMON STOCK:
  Earnings (loss) per share of common
    stock:
    Before premium on redemption of
      preferred stock                 $    (.26) $     .17     $    1.44  $    2.00
    Premium on redemption of
      preferred stock                         -       (.11)            -       (.11)
    Earnings (loss) per share of
      common stock                    $    (.26) $    (.06)    $    1.44  $    1.89

  Weighted average number of
    shares outstanding                4,023,078  5,044,183     4,021,258  4,957,277
  Cash dividends per share            $     .71  $    .355     $    1.42  $    .705

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                   December 31,    June 30,
                                                       1993          1994
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
  Gas plant, at original cost less
    acquisition adjustments of $386,000            $    245,969  $     251,994
  Water plant, at original cost plus
    acquisition adjustments of $14,577,000 and
    $14,560,000, respectively                           360,996        368,798
  Common plant, at original cost                         26,212         26,397
                                                        633,177        647,189
  Accumulated depreciation                              (86,287)       (91,508)
                                                        546,890        555,681

OTHER PROPERTY AND INVESTMENTS:
  Restricted funds held by trustee                       12,853          8,795
  Other                                                   3,291          3,489
                                                         16,144         12,284

CURRENT ASSETS:
  Cash and cash equivalents                               2,714            955
  Accounts receivable -
    Customers                                            20,533         19,664
    Others                                                1,258          1,243
    Reserve for uncollectible accounts                   (1,223)        (1,902)
  Accrued utility revenues                               16,123          6,256
  Materials and supplies, at average cost                 3,549          3,773
  Gas held by suppliers, at average cost                 26,650         12,008
  Deferred cost of gas and supplier refunds, net         12,752          9,107
  Prepaid expenses and other                              2,026          4,346
                                                         84,382         55,450

DEFERRED CHARGES:
  Deferred taxes collectible                             51,382         51,711
  Natural gas transition costs collectible                    -          8,036
  Unamortized debt expense                                5,745          5,446
  Deferred treatment plant costs
    and carrying charges                                 10,129          9,839
  Deferred water utility billings                         3,885          6,502
  Other                                                   7,751          7,655
                                                         78,892         89,189




TOTAL ASSETS                                       $    726,308  $     712,604


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                   December 31,     June 30,
                                                       1993           1994
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                  $    188,011   $     214,175
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                      31,840          16,760
  Long-term debt                                        266,259         219,405
                                                        519,725         483,955

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           38,664          57,433
  Notes payable -
    Bank                                                  2,000               -
    Parent                                                3,680               -
  Accounts payable -
    Suppliers                                            22,401          17,677
    Affiliates, net                                       1,888           1,796
  Accrued general business and realty taxes               3,574             923
  Accrued income taxes                                    4,984           6,057
  Accrued interest                                        4,042           4,557
  Accrued natural gas transition costs                        -           3,585
  Other                                                   2,440           3,629
                                                         83,673          95,657

DEFERRED CREDITS:
  Deferred income taxes                                  87,005          90,234
  Accrued natural gas transition costs                        -           6,298
  Unamortized investment tax credits                      9,183           9,054
  Advances for construction                              10,985          11,299
  Contributions in aid of construction                    9,810           9,815
  Operating reserves                                      1,863           1,949
  Other                                                   4,064           4,343
                                                        122,910         132,992



COMMITMENTS AND CONTINGENCIES (Note 5)




TOTAL CAPITALIZATION AND LIABILITIES               $    726,308   $     712,604


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                           Six Months Ended
                                                              June 30,
                                                          1993*         1994
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $  9,032      $ 12,563
  Gain on sale of non-watershed land                         (35)         (291)
  Effects of noncash charges (credits) to income -
    Depreciation                                           6,184         7,317
    Deferred income taxes, net                               512         2,900
    Provisions for self insurance                          1,095           735
    Deferred treatment plant costs and carrying
      charges, net                                        (2,041)          291
    Allowance for equity funds used during construction        -           (26)
    Deferred water utility billings                         (218)       (2,909)
    Other, net                                             2,164         1,928
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              13,865        11,687
    Gas held by suppliers                                  5,656        14,642
    Accounts payable                                      (1,497)       (4,165)
    Deferred cost of gas and supplier refunds, net        (6,795)        5,492
    Other current assets and liabilities, net             (2,390)       (2,312)
  Other operating items, net                              (1,904)       (1,473)
      Net cash provided by operating activities           23,628        46,379

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)               (24,943)      (16,881)
  Other, net                                                 867           658
      Net cash used for investing activities             (24,076)      (16,223)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   227        20,390
  Redemption of preferred stock                              (80)      (15,080)
  Dividends on common and preferred stock                 (8,951)       (6,255)
  Issuance of long-term debt                               1,439           612
  Repayment of long-term debt                            (11,868)       (8,334)
  Repayment of note payable to parent                          -        (3,680)
  Utilization of restricted funds held by trustee          7,501         4,240
  Net increase (decrease) in bank borrowings              12,721       (23,014)
  Other, net                                                (822)         (794)
      Net cash provided by (used for) financing
        activities                                           167       (31,915)

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (281)       (1,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               570         2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    289      $    955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $ 10,114      $ 10,031
    Income taxes                                        $  3,728      $  4,316

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

(2)  RATE MATTERS

Gas Utility Operations

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code"), which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the Pennsylvania Public Utility Commission (the "PPUC") ordered PG&W to make the following changes during 1992 and 1993 to the gas costs contained in its gas tariff rates:
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

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order states the PPUC believes that the recovery of Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The PGC Order also indicates that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further states that all such filings will be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.3 million, of which $972,000 had been billed to PG&W as of June 30, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Non-Gas Transition Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. On June 30, 1994, the PPUC Administrative Law Judge (the "ALJ") assigned to conduct this investigation issued a decision recommending, among other things, that the PPUC allow PG&W full recovery of its Non-Gas Transition Costs. It is currently estimated that $12.0 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $2.2 million had been billed to PG&W as of June 30, 1994. Although it cannot be certain, based on the provisions of the PGC Order and the June 30, 1994, recommended decision of the ALJ relating to Non-Gas Transitions Costs, PG&W believes it will be allowed the full recovery of all transition costs it estimates will ultimately be billed to it pursuant to FERC Order 636. PG&W has recorded a liability for the $9.9 million of such estimated transition costs that remain to be billed as of June 30, 1994, and both a current asset and a deferred asset representing the probable future rate recovery of such liability.

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

    On August 19, 1993, the PPUC approved a settlement agreement resolving certain disputed issues relating to its June 23, 1993, Order. This settlement agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of June 30, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Spring Brook Water Rate Increases. Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue, to be effective August 29, 1992. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to Financial Accounting Standards Board ("FASB") Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $900,000 that has been so deferred.

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

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred relative to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993.

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

    As of June 30, 1994, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities, and $1.7 million of operating expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

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

(4)  OTHER INCOME (DEDUCTIONS), NET

    Other income (deductions), net was comprised of the following elements:
[CAPTION]
                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                         1993       1994       1993      1994
                                                (Thousands of Dollars)
    [S]                                 [C]        [C]        [C]       [C]
    Gain on sale of non-watershed land,
      net of related income taxes       $    20    $     -    $   20    $   166
    Net interest expense on proceeds
      remaining in construction fund       (214)      (104)     (454)      (225)
    Amortization of capital stock
      expense, net of related income
      taxes                                 (17)       (91)      (33)      (104)
    Premium on the redemption of debt       (61)         -       (61)         2
    Other                                    32         93        56        188
      Total                             $  (240)   $  (102)   $ (472)   $    27

(5)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and that could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considered the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." Consequently, the PPUC staff indicated that it would initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order, although it has not done so pending discussions between the PPUC staff and PG&W regarding the development of a mutually acceptable plan. As a result of such discussions, PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which is presently being reviewed with the PPUC staff. While it is not presently possible to determine what action the PPUC will ultimately take with respect to alleged violations of law and the matters raised by the Emergency Order, PG&W does not believe that compliance with, or any liability that might result from such violations or the Emergency Order will have a material adverse effect on its financial position or results of operations.

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

                      PENNSYLVANIA GAS AND WATER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of total operating revenues for each of the three and six-month periods ended June 30, 1993, and June 30, 1994:
[CAPTION]
                                           Percentage of Operating Revenues
                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        1993        1994       1993       1994
[S]                                     [C]         [C]        [C]        [C]
OPERATING REVENUES:
  Gas................................    64.6%       61.1%      78.7%      76.4%
  Water..............................    35.4        38.9       21.3       23.6
    Total operating revenues.........   100.0       100.0      100.0      100.0

OPERATING EXPENSES:
  Cost of gas........................    33.9        33.0       45.2       46.4
  Other operation expenses...........    26.1        21.4       16.9       14.3
  Maintenance and depreciation.......    14.6        14.2        9.1        8.8
  Deferred treatment plant costs, net    (3.7)        0.3       (1.3)       0.2
  Income and other taxes.............    13.9        13.5       13.7       13.4
    Total operating expenses.........    84.8        82.4       83.6       83.1

OPERATING INCOME.....................    15.2        17.6       16.4       16.9

OTHER INCOME (DEDUCTIONS), NET.......    (0.6)       (0.2)      (0.4)         -

INTEREST CHARGES.....................    13.0        12.5        8.2        7.9

DIVIDENDS ON PREFERRED STOCK.........     4.4         2.9        2.8        1.9

EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK.......................    (2.8)%       2.0%       5.0%       7.1%

                  Three Months Ended June 30, 1993, Compared
                    With Three Months Ended June 30, 1994

    Operating  Revenues.    PG&W's  operating  revenues  increased  $6.2 million
(16.7%) from $37.3 million for the three-month period ended June 30, 1993, to $43.5 million for the three-month period ended June 30, 1994.

    Gas operating revenues increased by $2.5 million (10.4%) from $24.1 million for the three-month period ended June 30, 1993, to $26.6 million for the three-month period ended June 30, 1994, primarily as a result of a price increase averaging 19.0% ($28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1994 was a 174 million cubic feet (6.1%) increase in sales to residential and commercial heating customers, primarily as a result of heating degree days* that were 11.4% higher than in the similar period in 1993. The effects of the price increases and colder weather on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.

    Water operating revenues increased by $3.7 million (28.2%) from $13.2 million for the three-month period ended June 30, 1993, to $16.9 million for the three-month period ended June 30, 1994. This increase in revenues was largely the result of rate increases which the Pennsylvania Public Utility Commission (the "PPUC") allowed PG&W, including a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $4.2 million (13.5%) from $31.6 million for the three-month period ended June 30, 1993, to $35.8 million for the three-month period ended June 30, 1994. As a percentage of operating revenues, total operating expenses decreased from 84.8% during the second quarter of 1993 to 82.4% during the second quarter of 1994. Operating expenses related to gas utility operations increased by $2.2 million (9.6%) from $22.4 million in the three-month period ended June 30, 1993, to $24.6 million in the three-month period ended June 30, 1994, primarily as a result of a $1.7 million increase in the cost of gas, higher levels of maintenance expense, and increased income and other taxes. Operating expenses related to water utility operations increased by $2.1 million (23.0%) from $9.1 million in the second quarter of 1993 to $11.2 million in the second quarter of 1994, primarily as a result of increased depreciation and income taxes.

    The cost of gas increased $1.7 million (13.7%) from $12.6 million for the three-month period ended June 30, 1993, to $14.4 million for the three-month period ended June 30, 1994. The effect of this increase, which was the result of higher costs for purchased gas, was partially offset by an 11.5% (493 million cubic feet) decrease in the volume of gas sold during the three-month period ended June 30, 1994, compared to the similar period in 1993. This decreased volume was largely attributable to the aforementioned switching of customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $774,000 (6.8%) in the second quarter of 1994, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather.

    Other than the cost of gas and income taxes, operating expenses increased by $1.1 million (5.8%) from $18.9 million for the three-month period ended June 30, 1993, to $20.0 million for the three-month period ended June 30, 1994. This increase was largely attributable to a $1.5 million decrease in net deferred treatment plant costs during 1994, as more fully discussed below, as well as a $563,000 increase in depreciation (primarily as a result of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas). The effects of these increases was partially offset by a $360,000 decrease in the provision for injuries and damages and a $739,000 decrease in other taxes.


* A heating degree day ("degree day") represents each degree by which the average of the high and low temperatures for a given day is below 650 Fahrenheit. Actual degree days represent the sum of the degree days for the period.

    Income taxes increased by $1.4 million from $40,000 in the second quarter of 1993 to $1.5 million in the second quarter of 1994 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and the change, from 34% to 35%, as a result of the 1993 Tax Act, in the federal corporate income tax rate on taxable income in excess of $10.0 million. The provisions of the 1993 Tax Act, which were recorded in the third quarter of 1993 retroactive to January 1, 1993, increased PG&W's income tax expense by approximately $8,000 for the three-month period ended June 30, 1994.

    Deferred Treatment Plant Costs, Net and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $594,000 had been recovered as of June 30, 1994.

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

    As of June 30, 1994, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities and $1.7 million of expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been deferred pursuant to the PPUC's Orders of September 24, 1992, and July 28, 1993. PG&W will seek recovery of the costs that have been so deferred in its next rate increase request relating to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

    Operating Income. As a result of the above, total operating income increased by $2.0 million (34.9%) from $5.7 million for the three-month period ended June 30, 1993, to $7.7 million for the three-month period ended June 30, 1994, and increased as a percentage of total operating revenues for such periods from 15.2% in 1993 to 17.6% in 1994. Operating income from gas utility operations increased $357,000 (22.1%) from $1.6 million in the second quarter of 1993 to $2.0 million in the second quarter of 1994, primarily as a result of a $774,000 increase in the gross margin, the effect of which was partially offset by higher levels of maintenance expense, depreciation and other taxes and increased income taxes. Operating income from water utility operations increased $1.6 million (40.0%) from $4.1 million in the second quarter of 1993 to $5.7 million in the second quarter of 1994. This increase was primarily the result of rate increases effective June 23, 1993, and December 16, 1993, the effects of which were partially offset by increased depreciation and income taxes, as discussed above.

    Other Income (Deductions), Net. Other income (deductions), net increased $138,000 from a deduction of $240,000 for the three-month period ended June 30, 1993, to a deduction of $102,000 for the three-month period ended June 30, 1994, primarily as a result of a decrease in net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds"). See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by PNC Bank (formerly Northeastern Bank of Pennsylvania), as trustee for the 1992 Series B Bonds (the "IDA Trustee"), pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income (deductions), net.

    Interest Charges. Interest charges increased by $560,000 (11.5%) from $4.8 million for the three-month period ended June 30, 1993, to $5.4 million for the three-month period ended June 30, 1994. This increase was primarily attributable to a $436,000 decrease in AFUDC, largely because of the completion of the Ceasetown and Watres Water Treatment Plants, and the discontinuance of the deferral, which totaled $281,000 during the three-month period ended June 30, 1993, of the carrying charges associated with those plants.

    Although the weighted average interest rate on indebtedness decreased from 8.07% during the second quarter of 1993 to 7.80% during the second quarter of 1994, interest on long-term debt increased by $24,000 (0.5%) from $5.1 million during the three-month period ended June 30, 1993, to $5.1 million during the three-month period ended June 30, 1994. This increase was largely attributable to increased indebtedness to finance the construction of various additions and improvements to PG&W's water utility plant. The weighted average indebtedness outstanding during the second quarter of 1994 was $277.0 million as compared to $280.7 million during the second quarter of 1993. Offsetting the effect of this increase were reductions in letter of credit and commitments fees paid to certain of PG&W's lenders.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $359,000 (22.2%) from $1.6 million for the three-month period ended June 30, 1993, to $1.3 million for the three-month period ended June 30, 1994, as a result of the redemption by PG&W on December 23, 1993, of 100,000 shares, and on May 31, 1994, of 150,000 shares, of its 9.50% cumulative preferred stock, $100 par value.

    Earnings (Loss) Applicable to Common Stock. Earnings applicable to common stock increased $1.9 million from a loss of $1.0 million for the quarter ended June 30, 1993, to income of $882,000 for the quarter ended June 30, 1994. The increased earnings in 1994 were the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective June 23, 1993, and December 16, 1993, and the increase in gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers. The effects of these factors were partially offset by increased operating expenses.

    Before the $534,000 premium on  the  redemption  of 150,000 shares of PG&W's
9.50% cumulative preferred stock on May  31,  1994, PG&W's earnings per share of common stock increased $.43, from a loss  of $.26 per share for the quarter ended
June 30, 1993, to earnings of $.17 per share for the quarter ended June 30, 1994.
This improvement was the result  of  the  $1.9  million increase in the earnings applicable to common stock and occurred despite a 25.4% increase in the weighted average number of shares outstanding in  1994  that was caused by PG&W's sale of common stock to Pennsylvania  Enterprises,  Inc.  ("PEI")  the parent company of
PG&W, at various times during 1993  and  1994.  While premiums on the redemption of preferred stock are charged to retained earnings and are not a determinant of
earnings  applicable  to  common   stock,   the  premiums  associated  with  any
redemptions occurring subsequent to January 20, 1994, must be taken into account in calculating the earnings (loss) per share of common stock.  As a consequence, the premium on the redemption of  the  150,000 shares of PG&W's 9.50% cumulative preferred stock acted to reduce  PG&W's  earnings  per share for the three-month period ended June 30, 1994, by  $.11  per  share,  resulting  in a loss of $.06 per share of common stock for the period compared to a loss of $.26 per share for the three-month period ended June 30, 1993.

                   Six Months Ended June 30, 1993, Compared
                     With Six Months Ended June 30, 1994

    Operating Revenues.    PG&W's  operating  revenues  increased  $24.2 million
(20.9%) from $115.6 million for the six-month period ended June 30, 1993, to $140.0 million for the six-month period ended June 30, 1994.

    Gas operating revenues increased by $15.8 million (17.4%) from $91.0 million for the six-month period ended June 30, 1993, to $106.8 million for the six-month period ended June 30, 1994, primarily as a result of a price increase averaging 19.0% ($28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1994 was a 1.3 billion cubic feet (9.8%) increase in sales to residential and commercial heating customers, primarily as a result of heating degree days that were 5.2% higher than normal during the first six months of 1994 and 10.6% higher than during the similar period in 1993. The effects of the price increases and colder weather on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.

    Water operating revenues increased by $8.4 million (34.1%) from $24.6 million for the six-month period ended June 30, 1993, to $33.0 million for the six-month period ended June 30, 1994. This increase in revenues was largely the result of rate increases which the PPUC allowed PG&W, including a $2.0 million annual rate increase effective March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area, and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $19.6 million (20.3%) from $96.6 million for the six-month period ended June 30, 1993, to $116.2 million for the six-month period ended June 30, 1994. As a percentage of operating revenues, total operating expenses decreased from 83.6% during the six-month period ended June 30, 1993, to 83.2% during the six-month period ended June 30, 1994. Operating expenses related to gas utility operations increased by $14.7 million (18.6%) from $79.3 million in the six-month period ended June 30, 1993, to $94.0 million in the six-month period ended June 30, 1994, primarily as a result of a $12.5 million increase in the cost of gas, a higher level of maintenance expense because of colder than normal weather and increased income and other taxes. Operating expenses related to water utility operations increased by $4.9 million (28.3%) from $17.3 million in the first six months of 1993 to $22.2 million in the first six months of 1994, primarily as a result of increased operation and maintenance costs, depreciation and income taxes.

    The cost of gas increased $12.5 million (24.0%) from $52.3 million for the six-month period ended June 30, 1993, to $64.8 million for the six-month period ended June 30, 1994. The effect of this increase, which was the result of higher costs for purchased gas, was partially offset by a 5.7% (1.0 billion cubic feet) decrease in the volume of gas sold during the six-month period ended June 30, 1994, compared to the similar period in 1993. This decreased volume was largely attributable to the aforementioned switching of customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $3.3 million or 8.5% in the first six months of 1994, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather.

    Other than the cost of gas and income taxes, operating expenses increased by $3.4 million (8.8%) from $39.1 million for the six-month period ended June 30, 1993, to $42.5 million for the six-month period ended June 30, 1994. This increase was largely attributable to a $1.2 million increase in other operation and maintenance expenses (principally as a result of a $446,000 increase in payroll costs, increased provisions for uncollectible accounts of $301,000 and a $246,000 increase in contracted maintenance expense) and a $1.8 million decrease in net deferred treatment plant costs during 1994 (as more fully discussed below), as well as a $1.1 million increase in depreciation (primarily because of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas). The effects of these increases were partially offset by a $677,000 decrease in other taxes and a $277,000 decrease in the provision for injuries and damages.

    Income taxes increased by $3.7 million (69.9%) from $5.3 million in the six-month period ended June 30, 1993, to $8.9 million in the six-month period ended June 30, 1994, due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and the change, from 34% to 35%, as a result of the 1993 Tax Act, in the federal corporate income tax rate on taxable income in excess of $10.0 million. The provisions of the 1993 Tax Act, which were recorded in the third quarter of 1993 retroactive to January 1, 1993, increased PG&W's income tax expense by approximately $138,000 for the six-month period ended June 30, 1994.

    Deferred Treatment Plant Costs, Net and Carrying Charges. As more fully discussed above, pursuant to an Order of the PPUC entered September 24, 1992, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Similarly, in accordance with an Order of the PPUC entered July 28, 1993, PG&W deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities incurred prior to December 16, 1993, the effective date of the water rate increase approved by the PPUC on December 15, 1993, for customers served by the Ceasetown and Watres Water Treatment Plants. As contemplated by the PPUC's Orders, PG&W will seek recovery of the costs that have been so deferred in its next rate increase request relating to the Spring Brook Water Rate Area.

    Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses and the carrying charges relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $594,000 had been recovered as of June 30, 1994.

    Operating Income. As a result of the above, total operating income increased by $4.6 million (24.0%) from $19.0 million for the six-month period ended June 30, 1993, to $23.5 million for the six-month period ended June 30, 1994, and increased as a percentage of total operating revenues for such periods from 16.4% in 1993 to 16.9% in 1994. Operating income from gas utility operations increased $1.1 million (9.2%) from $11.7 million in the first six months of 1993 to $12.8 million in the first six months of 1994, primarily as a result of a $3.3 million increase in the gross margin, the effect of which was partially offset by a higher level of maintenance expense because of colder than normal weather and increased income and other taxes. Operating income from water utility operations increased $3.5 million (47.9%) from $7.3 million in the first six months of 1993 to $10.8 million in the first six months of 1994. This increase was primarily the result of rate increases effective March 9, 1993, June 23, 1993, and December 16, 1993, the effects of which were partially offset by increased operation and maintenance costs, depreciation, and income taxes, as discussed above.

    Other Income (Deductions), Net. Other income (deductions), net increased $499,000 from a deduction of $472,000 for the six-month period ended June 30, 1993, to income of $27,000 for the six-month period ended June 30, 1994, primarily as a result of a $291,000 gain ($166,000 net of related income taxes) on the sale of non-watershed land and a decrease in net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Authority's 1992 Series B Bonds. See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income (deductions), net.

    Interest Charges. Interest charges increased by $1.5 million (16.1%) from $9.5 million for the six-month period ended June 30, 1993, to $11.0 million for the six-month period ended June 30, 1994. This increase was primarily attributable to a $1.3 million decrease in AFUDC, largely because of the completion of the Crystal Lake, Ceasetown and Watres Treatment Plants, and the discontinuance of the deferral, which totaled $515,000 during the six-month period ended June 30, 1993, of the carrying charges associated with those plants.

    Although the weighted average interest rate on indebtedness decreased from 8.26% during the first six months of 1993 to 7.67% during the first six months of 1994, interest on long-term debt increased by $96,000 (0.9%) from $10.1 million during the six-month period ended June 30, 1993, to $10.2 million during the six-month period ended June 30, 1994. This increase was largely attributable to increased indebtedness to finance the construction of various additions and improvements to PG&W's water utility plant. The weighted average indebtedness outstanding during the first six months of 1994 was $284.4 million as compared to $276.9 million during the first six months of 1993. Offsetting the effect of this increase were reductions in letter of credit and commitments fees paid to certain of PG&W's lenders.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $598,000 (18.4%) from $3.2 million for the six-month period ended June 30, 1993, to $2.6 million for the six-month period ended June 30, 1994, as a result of the redemption by PG&W on December 23, 1993, of 100,000 shares, and on May 31, 1994, of 150,000 shares, of its 9.50% cumulative preferred stock, $100 par value.

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $4.1 million (71.3%) from $5.8 million for the six-month period ended June 30, 1993, to $9.9 million for the six-month period ended June 30, 1994. The increased earnings in 1994 were the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9, 1993, June 23, 1993, and December 16, 1993, and the increase in gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers due to the colder weather in 1994. The effects of these factors were partially offset by increased operating expenses.

    Before the $534,000 premium paid on the redemption of 150,000 shares of PG&W's 9.50% cumulative preferred stock on May 31, 1994, the earnings per share of common stock increased $.56 (38.9%) from $1.44 per share for the six-month period ended June 30, 1993, to $2.00 per share for the six-month period ended
June 30, 1994. This improvement was the result of a 71.3% increase in the earnings applicable to common stock and occurred despite a 23.3% increase in the weighted average number of shares outstanding in 1994 caused by PG&W's sale of common stock to PEI at various times during 1993 and 1994. While premiums on the redemption of preferred stock are charged to retained earnings and are not a determinant of earnings applicable to common stock, the premiums associated with any redemptions occurring subsequent to January 20, 1994, must be taken into account in calculating the earnings (loss) per share of common stock. As a consequence, the premium on the redemption of the 150,000 shares of PG&W's 9.50% cumulative preferred stock acted to reduce PG&W's earnings per share for the six-month period ended June 30, 1994, by $.11 per share, resulting in earnings of $1.89 per share of common stock for the period, an increase of $.45 per share

(31.3%) over the earnings of $1.44 per share for the six-month period ended June 30, 1993.

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

    The following is a summary of such filings (exclusive of those solely involving tax adjustment surcharges) with respect to which the PPUC has issued an order since the beginning of 1993, or which are currently pending.

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order states the PPUC believes that the recovery of Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other similar local gas distribution companies. The PGC Order also indicates that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further states that all such filings will be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.3 million, of which $972,000 had been billed to PG&W as of June 30, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Non-Gas
Transition Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. On June 30, 1994, the PPUC Administrative Law Judge (the "ALJ") assigned to conduct this investigation issued a decision recommending, among other things, that the PPUC allow PG&W full recovery of its Non-Gas Transition Costs. It is currently estimated that $12.0 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $2.2 million had been billed to PG&W as of June 30, 1994. Although it cannot be certain, based on the provisions of the PGC Order and the June 30, 1994, recommended decision of the ALJ relating to Non-Gas Transition Costs, PG&W believes it will be allowed the full recovery of all transition costs it estimates will ultimately be billed to it pursuant to FERC Order 636. PG&W has recorded a liability for the $9.9 million of such estimated transition costs that remain to be billed as of June 30, 1994, and both a current asset and a deferred asset representing the probable future rate recovery of such liability.

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

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan pursuant to Financial Accounting Standards Board ("FASB") Statement 92. The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $900,000 that has been so deferred.

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

    On August 19, 1993, the PPUC approved a settlement agreement (the "Settlement Agreement") resolving certain disputed issues relating to its June 23, 1993, Order. The Settlement Agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of June 30, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate (the "OCA") of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On September 23, 1993, PG&W, the PPUC Office of Trial Staff, the OCA and the Office of Small Business Advocate filed a settlement petition (the "Settlement Petition") with the ALJ assigned to conduct the investigation of the rate increase request. This
Settlement Petition provided for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, that was designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB
Statement 92. Under the terms of the Settlement Petition, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The Settlement Petition further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The Settlement Petition also specified that the $5.5 million in revenue that was to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the Settlement Petition effective December 16, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan.

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

    Because of limitations imposed by the terms of PG&W's Restated Articles of Incorporation, as amended, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had no unsecured debt due on demand or within one year from issuance outstanding as of June 30, 1994.

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

    PG&W presently has sufficient funding for its working capital needs, as well as its construction program, through at least the second quarter of 1995, and believes that it will be able to raise such funds as are required for construction expenditures, refinancings and other working capital requirements beyond the second quarter of 1995.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PG&W has made arrangements for a total of $67.0 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on April 30, 1995, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 3/8 of 1% per annum on the average daily amount of the unused portion of the available funds. As of August 5, 1994, $29.0 million of borrowings were outstanding under the Credit Agreement. PG&W also has three other bank lines of credit with an aggregate borrowing capacity of $7.0 million which provide for borrowings at interest rates generally less than prime and mature during mid-1995. As of August 5, 1994, PG&W had $1.5 million of borrowings outstanding under these bank lines of credit.

Current Maturities of Long-Term Debt and Preferred Stock

    On May 31, 1994, PG&W redeemed all 150,000 outstanding shares of its 9.50% 1988 series cumulative preferred stock, $100 par value, at a price of $103.5625 per share, plus accrued dividends. This redemption, which included a voluntary redemption premium of $3.5625 per share ($534,375 in the aggregate), was funded by PG&W with proceeds from the sale of $20.0 million of its common stock to PEI on May 31, 1994. See "-Long-Term Debt and Capital Stock Financings."

    As of June 30, 1994, $57.4 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included a note in the principal amount of $30.0 million, that is subject to repayment on December 1, 1994, issued in 1987 to PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee (the "IDA Trustee") in connection with the issuance by the Luzerne County Industrial Development Authority (the "Authority") of $30.0 million of its Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) due 2017. Also included in such current maturities was $26.6 million outstanding under the Credit Agreement which is due on April 30, 1995.

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

    On May 31, 1994, PG&W issued 500,000 shares of its common stock to PEI for aggregate net proceeds of $20.0 million. PG&W used a portion of the proceeds it so received to redeem $15.0 million of its 9.50% 1988 series cumulative preferred stock and to fund the $534,375 premium in connection with such redemption. The remaining $4.5 million of proceeds were used by PG&W to repay a portion of its bank borrowings and for working capital purposes.

    During the six-month period ended June 30, 1994, PG&W realized $397,000 from the issuance of common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan.

    Also, during the six-month period ended June 30, 1994, PG&W utilized $4.2 million of the proceeds from the issuance by the Authority on December 22, 1992, of its $30.0 million of 1992 Series B Bonds and with respect to which PG&W issued its $30.0 million of 7.125% First Mortgage Bonds to the IDA Trustee on December 22, 1992, as security for the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee for the Authority's 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. As of June 30, 1994, $8.8 million was held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W.

    PG&W's rated first mortgage bonds are currently rated BBB- (investment grade) by Standard & Poor's Corporation ("S&P"), Baa3 (investment grade) by Moody's Investors Services ("Moody's") and Class 2 by the National Association of Insurance Commissioners ("NAIC"). On July 25, 1994, S&P said PG&W's outlook was "stable" and that "continued though slow financial improvement is expected with the phase-in of water rate relief." However, S&P noted that "significant capital expenditures and an excessive dividend payout...will continue to challenge management over the intermediate term."

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

Construction Expenditures and Related Financing

    Expenditures for the construction of utility plant totaled $16.6 million during the first six months of 1994 and are currently estimated to be $29.4 million during the remainder of the year. A portion of PG&W's expenditures for water facilities during 1994, which it is presently estimated will total $28.0 million, are being financed with proceeds from the issuance of the Authority's 1992 Series B Bonds being held by the IDA Trustee for the benefit of PG&W and with revenues from the water rate increase for Scranton Water Rate Area customers which was effective June 23, 1993 (see "-Rate Matters-Water Rate Filings"). The balance of PG&W's expenditures for water facilities, as well as its currently estimated $18.0 million in expenditures for gas facilities, are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)

[CAPTION]
[S]    [S]
Date:  August 9, 1994                By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 9, 1994                By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)

[CAPTION]
[S]    [S]
Date:  August 9, 1994                By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 9, 1994                By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)