Form 10-Q
period 1994-09-30
PENNSYLVANIA GAS & WATER CO
filed 1994-11-09
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and nine
              months ended September 30, 1993 and 1994. . . . . . . . .    2

            Balance Sheets as of December 31, 1993,
              and September 30, 1994. . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the nine
              months ended September 30, 1993 and 1994. . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   12


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   29

                        PART I.  FINANCIAL INFORMATION

                      PENNSYLVANIA GAS AND WATER COMPANY

                             STATEMENTS OF INCOME

                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                        1993       1994          1993       1994
                                                 (Thousands of Dollars)
OPERATING REVENUES:
  Gas                                 $  13,015  $  14,356     $ 104,006  $ 121,157
  Water                                  14,944     17,506        39,522     50,473
      Total operating revenues           27,959     31,862       143,528    171,630

OPERATING EXPENSES:
  Cost of gas                             5,722      6,552        58,009     71,366
  Other operation expenses                9,654      9,712        29,175     29,755
  Maintenance                             2,704      2,639         7,090      7,675
  Depreciation                            3,090      3,652         9,263     10,956
  Deferred treatment plant costs, net      (390)       145        (1,916)       436
  Income taxes                             (551)       209         4,700      9,130
  Other taxes                             2,968      2,728        13,458     12,541
      Total operating expenses           23,197     25,637       119,779    141,859

OPERATING INCOME                          4,762      6,225        23,749     29,771

OTHER INCOME (DEDUCTIONS), NET
  (Note 4)                                  949       (156)          477       (129)

INCOME BEFORE INTEREST CHARGES            5,711      6,069        24,226     29,642

INTEREST CHARGES:
  Interest on long-term debt              5,138      5,282        15,280     15,520
  Other interest                            501        384         1,771      1,295
  Allowance for borrowed funds used
    during construction                      69       (102)       (1,345)      (241)
  Deferred treatment plant carrying
    charges                                (112)         -          (627)         -
      Total interest charges              5,596      5,564        15,079     16,574

NET INCOME                                  115        505         9,147     13,068

DIVIDENDS ON PREFERRED STOCK              1,621      1,025         4,863      3,669

EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                        $  (1,506) $    (520)    $   4,284  $   9,399

COMMON STOCK:
  Earnings (loss) per share of common
    stock:
    Before premium on redemption of
      preferred stock                 $    (.37) $    (.10)    $    1.06  $    1.84
    Premium on redemption of
      preferred stock                         -          -             -       (.10)
    Earnings (loss) per share of
      common stock                    $    (.37) $    (.10)    $    1.06  $    1.74

  Weighted average number of
    shares outstanding                4,027,119  5,385,580     4,023,233  5,101,613
  Cash dividends per share            $     .71  $    .425     $    2.13  $    1.13

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                   December 31,  September 30,
                                                       1993          1994
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
  Gas plant, at original cost less
    acquisition adjustments of $386,000            $    245,969  $     256,327
  Water plant, at original cost plus
    acquisition adjustments of $14,577,000 and
    $14,581,000, respectively                           360,996        373,570
  Common plant, at original cost                         26,212         27,162
                                                        633,177        657,059
  Accumulated depreciation                              (86,287)       (94,853)
                                                        546,890        562,206

OTHER PROPERTY AND INVESTMENTS:
  Restricted funds held by trustee                       12,853          5,896
  Other                                                   3,291          3,020
                                                         16,144          8,916

CURRENT ASSETS:
  Cash and cash equivalents                               2,714            227
  Accounts receivable -
    Customers                                            20,533         15,294
    Others                                                1,258          1,250
    Reserve for uncollectible accounts                   (1,223)        (1,706)
  Accrued utility revenues                               16,123          6,237
  Materials and supplies, at average cost                 3,549          3,875
  Gas held by suppliers, at average cost                 26,650         21,993
  Deferred cost of gas and supplier refunds, net         12,752         14,120
  Prepaid expenses and other                              2,026          2,875
                                                         84,382         64,165

DEFERRED CHARGES:
  Deferred taxes collectible                             51,382         51,610
  Natural gas transition costs collectible                    -          7,372
  Unamortized debt expense                                5,745          5,287
  Deferred treatment plant costs
    and carrying charges                                 10,129          9,693
  Deferred water utility billings                         3,885          7,780
  Other                                                   7,751          7,254
                                                         78,892         88,996




TOTAL ASSETS                                       $    726,308  $     724,283


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

                                                   December 31,   September 30,
                                                       1993           1994
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                  $    188,011   $     211,860
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                      31,840          16,760
  Long-term debt                                        266,259         219,357
                                                        519,725         481,592

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           38,664          76,883
  Notes payable -
    Bank                                                  2,000               -
    Parent                                                3,680               -
  Accounts payable -
    Suppliers                                            22,401          14,562
    Affiliates, net                                       1,888             632
  Accrued general business and realty taxes               3,574           1,810
  Accrued income taxes                                    4,984           3,078
  Accrued interest                                        4,042           5,255
  Accrued natural gas transition costs                        -           3,408
  Other                                                   2,440           3,746
                                                         83,673         109,374

DEFERRED CREDITS:
  Deferred income taxes                                  87,005          91,639
  Accrued natural gas transition costs                        -           5,479
  Unamortized investment tax credits                      9,183           9,007
  Advances for construction                              10,985          11,427
  Contributions in aid of construction                    9,810           9,861
  Operating reserves                                      1,863           1,955
  Other                                                   4,064           3,949
                                                        122,910         133,317



COMMITMENTS AND CONTINGENCIES (Note 5)




TOTAL CAPITALIZATION AND LIABILITIES               $    726,308   $     724,283


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                          Nine Months Ended
                                                            September 30,
                                                          1993*         1994
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $  9,147      $ 13,068
  Gain on sale of non-watershed land                         (35)         (291)
  Effects of noncash charges (credits) to income -
    Depreciation                                           9,280        10,976
    Deferred income taxes, net                             1,002         4,375
    Provisions for self insurance                          1,480         1,064
    Deferred treatment plant costs and carrying
      charges, net                                        (2,996)          436
    Allowance for equity funds used during construction     (667)          (44)
    Deferred water utility billings                         (421)       (4,329)
    Other, net                                             3,333         2,659
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              16,798        16,014
    Gas held by suppliers                                 (9,500)        4,657
    Accounts payable                                      (2,013)       (8,552)
    Deferred cost of gas and supplier refunds, net       (10,973)          147
    Other current assets and liabilities, net             (2,492)       (2,134)
  Other operating items, net                              (2,807)       (2,193)
      Net cash provided by operating activities            9,136        35,853

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)               (35,917)      (26,884)
  Other, net                                               1,101           888
      Net cash used for investing activities             (34,816)      (25,996)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   347        20,884
  Redemption of preferred stock                              (80)      (15,080)
  Dividends on common and preferred stock                (13,430)       (9,569)
  Issuance of long-term debt                               1,635           695
  Repayment of long-term debt                            (12,175)       (8,458)
  Repayment of note payable to parent                          -        (3,680)
  Utilization of restricted funds held by trustee         12,357         7,203
  Net increase (decrease) in bank borrowings              39,524        (3,463)
  Other, net                                                (995)         (876)
      Net cash provided by (used for) financing
        activities                                        27,183       (12,344)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,503        (2,487)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               570         2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  2,073      $    227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $ 14,465      $ 14,698
    Income taxes                                        $  4,815      $  5,751

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

Gas Utility Operations

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code"), which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the Pennsylvania Public Utility Commission (the "PPUC") ordered PG&W to make the following changes during 1992 and 1993 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]                       [C]
       December 1, 1992          $2.46   $2.79             $ 9,500,000
       December 1, 1993           2.79    3.74              28,800,000

    Such changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated the PPUC believes that the recovery of Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") were not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs were subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.2 million, of which $1.1 million had been billed to PG&W and $456,000 had been recovered from its customers as of September 30, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Non-Gas Transition Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for six months (i.e., until August 28,
1994) in order to institute an investigation into the reasonableness of such tariffs. On June 30, 1994, the PPUC Administrative Law Judge assigned to conduct this investigation issued a decision recommending, among other things, that the PPUC allow PG&W full recovery of its Non-Gas Transition Costs, which decision was approved by Order of the PPUC entered August 26, 1994. Effective September 12, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers. It is currently estimated that $11.9 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $2.9 million had been billed to PG&W and $67,000 had been recovered from its customers as of September 30, 1994. PG&W has recorded a liability for the $8.9 million of such estimated transition costs that remain to be billed to it as of September 30, 1994, and both a current asset and a deferred asset (which together totaled $12.4 million as of September 30, 1994) representing the transition costs remaining to be recovered from PG&W's customers.

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

    On August 19, 1993, the PPUC approved a settlement agreement resolving certain disputed issues relating to its June 23, 1993, Order. This settlement agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of September 30, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30,

1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Spring Brook Water Rate Increases. Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue, to be effective August 29, 1992. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to Financial Accounting Standards Board ("FASB") Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $900,000 that has been so deferred, as well as the related carrying charges.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On September 23, 1993, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB Statement 92. Under the terms of the settlement, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The settlement further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $5.5 million in revenue to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, is to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the settlement effective December 16, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W will defer the billing of approximately $5.5 million of the increased revenue recorded during the first year of the phase-in period (i.e., the period December 16, 1993, through December 15, 1994). Effective December 16, 1995, PG&W will begin to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $5.5 million that is estimated will be so deferred, as well as the related carrying charges.

    Deferred Treatment Plant Costs and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred relative to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $740,000 had been recovered as of September 30, 1994.

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

    As contemplated by the PPUC's Orders of September 24, 1992, and July 28, 1993, PG&W will seek recovery of the costs relative to the Crystal Lake, Ceasetown and Watres Water Treatment Plants that have been deferred pursuant to such Orders in its next rate increase request relative to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs by PG&W will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

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

(4)  OTHER INCOME (DEDUCTIONS), NET

    Other income (deductions), net was comprised of the following elements:
[CAPTION]
                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                         1993       1994       1993      1994
                                                (Thousands of Dollars)
    [S]                                 [C]        [C]        [C]       [C]
    Allowance for equity funds used
      during construction               $   667    $    18    $   667   $    44
    Equity component of deferred
      treatment plant carrying charges      453          -        453         -
    Gain on sale of non-watershed land,
      net of related income taxes             -          -         20       166
    Net interest expense on proceeds
      remaining in construction fund       (179)       (64)      (633)     (289)
    Amortization of capital stock
      expense, net of related income
      taxes                                 (17)        (8)       (50)     (112)
    Premium on the redemption of debt         -          -        (61)        2
    Other                                    25       (102)        81        60
      Total                             $   949    $  (156)   $   477   $  (129)

(5)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and that could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considered the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." By letter dated February 2, 1994, the PPUC staff indicated that it would initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order. Following discussions between the PPUC staff and PG&W regarding the development of a mutually acceptable plan, PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which plan has been subsequently revised. This plan is presently being reviewed by the PPUC staff. While it is not presently possible to determine what action the PPUC will ultimately take with respect to alleged violations of law and the matters raised by the Emergency Order, PG&W does not believe that compliance with, or any liability that might result from such violations or the Emergency Order will have a material adverse effect on its financial position or results of operations.

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

                      PENNSYLVANIA GAS AND WATER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of total operating revenues for each of the three and nine-month periods ended September 30, 1993, and September 30, 1994:
[CAPTION]
                                           Percentage of Operating Revenues
                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                        1993        1994       1993       1994
[S]                                     [C]         [C]        [C]        [C]
OPERATING REVENUES:
  Gas.................................   46.6%       45.1%      72.5%      70.6%
  Water...............................   53.4        54.9       27.5       29.4
    Total operating revenues..........  100.0       100.0      100.0      100.0

OPERATING EXPENSES:
  Cost of gas.........................   20.5        20.6       40.4       41.6
  Other operation expenses............   34.5        30.5       20.3       17.3
  Maintenance and depreciation........   20.7        19.7       11.4       10.9
  Deferred treatment plant costs, net.   (1.4)        0.5       (1.3)       0.3
  Income and other taxes..............    8.7         9.2       12.7       12.6
    Total operating expenses..........   83.0        80.5       83.5       82.7

OPERATING INCOME......................   17.0        19.5       16.5       17.3

OTHER INCOME (DEDUCTIONS), NET........    3.4        (0.5)       0.3       (0.1)

INTEREST CHARGES......................   20.0        17.4       10.5        9.6

DIVIDENDS ON PREFERRED STOCK..........    5.8         3.2        3.3        2.1

EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK........................   (5.4)%      (1.6)%      3.0%       5.5%

                Three Months Ended September 30, 1993, Compared
                  With Three Months Ended September 30, 1994

    Operating  Revenues.    PG&W's  operating  revenues  increased  $3.9 million
(14.0%) from $28.0 million for the three-month period ended September 30, 1993, to $31.9 million for the three-month period ended September 30, 1994.

    Gas operating revenues increased by $1.3 million (10.3%) from $13.0 million for the three-month period ended September 30, 1993, to $14.4 million for the three-month period ended September 30, 1994, primarily as a result of a price increase averaging 19.0% effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1994 was a 35 million cubic feet (2.8%) increase in sales to residential and commercial heating customers, primarily as a result of the addition of new customers, and the implementation of surcharges to recover Order 636 transition costs, as more fully discussed below under "-Rate Matters-Gas Rate Filings." The effects of these factors were partially offset by the switching of certain customers from sales to transportation service.

    Water operating revenues increased by $2.6 million (17.1%) from $14.9 million for the three-month period ended September 30, 1993, to $17.5 million for the three-month period ended September 30, 1994. This increase in revenues was largely the result of an $11.9 million annual rate increase which the Pennsylvania Public Utility Commission (the "PPUC") allowed PG&W effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $2.4 million (10.5%) from $23.2 million for the three-month period ended September 30, 1993, to $25.6 million for the three-month period ended September 30, 1994. As a percentage of operating revenues, total operating expenses decreased from 83.0% during the third quarter of 1993 to 80.5% during the third quarter of 1994. Operating expenses related to gas utility operations increased by $962,000 (7.3%) from $13.2 million in the three-month period ended September 30, 1993, to $14.1 million in the three-month period ended September 30, 1994, primarily as a result of an $830,000 increase in the cost of gas and increased depreciation and other taxes. Operating expenses related to water utility operations increased by $1.5 million (14.7%) from $10.0 million in the third quarter of 1993 to $11.5 million in the third quarter of 1994, primarily as a result of increases in depreciation, net deferred treatment plant costs and income taxes.

    The cost of gas increased $830,000 (14.5%) from $5.7 million for the three-month period ended September 30, 1993, to $6.6 million for the three-month period ended September 30, 1994. The effect of this increase, which was the result of higher costs for purchased gas and the implementation of surcharges to recover Order 636 transition costs (see "-Rate Matters-Gas Rate Filings"), was partially offset by a 5.7% (110 million cubic feet) decrease in the volume of gas sold during the three-month period ended September 30, 1994, compared to the similar period in 1993. This decreased volume was largely attributable to the aforementioned switching of certain customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $511,000 (7.0%) in the third quarter of 1994, primarily as a result of a higher level of sales to residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $850,000 (4.7%) from $18.0 million for the three-month period ended September 30, 1993, to $18.9 million for the three-month period ended September 30, 1994. This increase was largely attributable to a $535,000 increase in net deferred treatment plant costs during 1994, as more fully discussed below, as well as a $562,000 increase in depreciation (primarily as a result of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas). The effects of these increases were partially offset by a $240,000 decrease in other taxes.

    Income taxes increased by $760,000 from a credit of $551,000 in the third quarter of 1993 to an expense of $209,000 in the third quarter of 1994 due to increased income before income taxes (for this purpose, operating income net of interest charges).

    Deferred Treatment Plant Costs, Net and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $740,000 had been recovered as of September 30, 1994.

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

    As of September 30, 1994, a total of $4.6 million of costs, consisting of $424,000 of operating expenses and $745,000 of carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities and $1.7 million of expenses and $1.7 million of carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, had been deferred pursuant to the PPUC's Orders of September 24, 1992, and July 28, 1993. PG&W will seek recovery of the costs that have been so deferred in its next rate increase request relating to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

    Operating Income. As a result of the above, total operating income increased by $1.5 million (30.7%) from $4.8 million for the three-month period ended September 30, 1993, to $6.2 million for the three-month period ended September 30, 1994, and increased as a percentage of total operating revenues for such periods from 17.0% in 1993 to 19.5% in 1994. Operating income from gas utility operations increased $379,000 from a loss of $147,000 in the third quarter of 1993 to income of $232,000 in the third quarter of 1994, primarily as a result of a $511,000 increase in the gross margin, the effect of which was partially offset by higher levels of depreciation and other taxes. Operating income from water utility operations increased $1.1 million (22.1%) from $4.9 million in the third quarter of 1993 to $6.0 million in the third quarter of 1994. This increase was primarily the result of a rate increase effective December 16, 1993, the effects of which were partially offset by increases in depreciation, net deferred treatment plant costs and income taxes, as discussed above.

    Other Income (Deductions), Net. Other income (deductions), net decreased $1.1 million from income of $949,000 for the three-month period ended September 30, 1993, to a deduction of $156,000 for the three-month period ended September 30, 1994, primarily as a result of the recalculation by PG&W, in September, 1993, of its AFUDC and deferred treatment plant carrying costs for 1993 based on its overall capital structure. Prior to 1993, PG&W had calculated both the

AFUDC and deferred treatment plant carrying charges based on the interest rates of its bank borrowings and other relevant indebtedness. As a result of such recalculation, during the three-month period ended September 30, 1993, approximately $508,000 of PG&W's allowance for borrowed funds used during construction recorded during the first two quarters of 1993 was reclassified as an allowance for equity funds used during construction, which is a component of other income (deductions), net. Similarly, approximately $276,000 of PG&W's deferred treatment plant carrying charges, which had been recorded as a reduction in interest charges during the first two quarters of 1993, was reclassified as the equity component of such carrying charges and reported as other income (deductions), net in these financial statements during the three-month period ended September 30, 1993.

    Also contributing to the decrease in other income (deductions), net for the quarter ended September 30, 1994, was a lower level of allowance for equity funds used during construction (which exclusive of the aforementioned adjustment decreased $141,000, primarily because of the completion of the Watres Water Treatment Plant on September 30, 1993) and the absence of any deferred treatment plant carrying charges. See "-Deferred Treatment Plant Costs, Net and Carrying Charges." The effects of these items were partially offset by a reduction in the net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds"). See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by PNC Bank (formerly Northeastern Bank of Pennsylvania), as trustee for the 1992 Series B Bonds (the "IDA Trustee"), pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income (deductions), net.

    Interest Charges. Interest charges decreased by $32,000 (0.6%) during the quarter ended September 30, 1994, after the effect of the aforementioned reclassifications in September, 1993 (to other income (deductions), net), involving AFUDC and deferred treatment plant carrying charges. Interest on long-term debt increased $144,000 (2.8%) from $5.1 million for the three-month period ended September 30, 1993, to $5.3 million for the three-month period ended September 30, 1994 (as more fully described in the following paragraph). Other interest decreased $117,000 (23.4%) from $501,000 for the three-month period ended September 30, 1993, to $384,000 for the three-month period ended September 30, 1994, largely as a result of the recording of carrying charges (which are credited against other interest) relative to deferred water utility billings. See "-Rate Matters-Water Utility Operations-Crystal Lake Service Area and -Ceasetown and Watres Service Areas." The allowance for borrowed funds used during construction increased by $171,000 from a charge of $69,000 in the three-month period ended September 30, 1993, to a credit of $102,000 in the three-month period ended September 30, 1994, largely because of the aforementioned reclassification of $508,000 to other income (deductions), net in September, 1993. Absent such reclassification, the allowance for borrowed funds would have decreased $337,000 from $439,000 for the three-month period ended September 30, 1993, to $102,000 for the three-month period ended September 30, 1994, reflecting a lower level of construction, primarily as a result of the completion of the Watres Water Treatment Plant on September 30, 1993. The discontinuance of the deferral of the carrying charges associated with the Ceasetown and Watres Water Treatment Plants (see "-Deferred Treatment Plant Costs, Net and Carrying Charges"), which totaled $112,000 during the third quarter of 1993, acted to partially offset the decrease in interest charges.

    Interest on long-term debt increased by $144,000 (2.8%) from $5.1 million during the three-month period ended September 30, 1993, to $5.3 million during the three-month period ended September 30, 1994. The increase was principally the result of an additional $205,000 of interest expense relative to the 1992 Series B Bonds being reflected as interest on long-term debt (see "-Other Income (Deductions), Net") and an increase in the weighted average interest rate on indebtedness from 7.63% during the third quarter of 1993 to 7.90% during the third quarter of 1994. Partially offsetting the effect of these items was a
$14.9 million (5.0%) decrease from $298.0 million during the third quarter of 1993 to $283.1 million in the third quarter of 1994 in the weighted average indebtedness outstanding and reductions in the letter of credit and commitment fees paid to certain of PG&W's lenders.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $596,000 (36.8%) from $1.6 million for the three-month period ended September 30, 1993, to $1.0 million for the three-month period ended September 30, 1994, as a result of the redemption by PG&W on December 23, 1993, of 100,000 shares ($10.0 million), and on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% cumulative preferred stock, $100 par value.

    Earnings (Loss) Applicable to Common Stock. The loss applicable to common stock decreased $986,000 (65.5%) from $1.5 million for the quarter ended September 30, 1993, to $520,000 for the quarter ended September 30, 1994. The decreased loss in 1994 was the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increase which the PPUC allowed PG&W effective December 16, 1993, and the increase in gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers. The effects of these factors were partially offset by increased operating expenses.

    PG&W's loss per share of common stock decreased $.27, from $.37 per share for the quarter ended September 30, 1993, to $.10 per share for the quarter ended
September 30, 1994. This improvement was the result of the $986,000 decrease in loss applicable to common stock and occurred despite a 33.7% increase in the weighted average number of shares outstanding in 1994 that was caused primarily by PG&W's sale of common stock to Pennsylvania Enterprises, Inc. (PEI), the parent company of PG&W, at various times during 1993 and 1994.

                Nine Months Ended September 30, 1993, Compared
                  With Nine Months Ended September 30, 1994

    Operating Revenues.    PG&W's  operating  revenues  increased  $28.1 million
(19.6%) from $143.5 million for the nine-month period ended September 30, 1993, to $171.6 million for the nine-month period ended September 30, 1994.

    Gas operating revenues increased by $17.2 million (16.5%) from $104.0 million for the nine-month period ended September 30, 1993, to $121.2 million for the nine-month period ended September 30, 1994, primarily as a result of a price increase averaging 19.0% (designed to total $28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas (see "-Rate Matters-Gas Rate Filings"). Also contributing to the increase in gas operating revenues in 1994 was a 1.3 billion cubic feet (9.2%) increase in sales to residential and commercial heating customers, primarily as a result of heating degree days* that were 6.4% higher than normal during the first nine months of 1994 and 10.0% higher than during the similar period in 1993. Additionally, the implementation of surcharges to recover Order 636 transition costs (as more fully discussed below under "-Rate Matters-Gas Rate Filings") acted to increase gas operating revenues by $547,000 in 1994. The effects of the price increase, colder weather and surcharges on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.

    Water operating revenues increased by $11.0 million (27.7%) from $39.5 million for the nine-month period ended September 30, 1993, to $50.5 million for the nine-month period ended September 30, 1994. This increase in revenues was largely the result of rate increases which the PPUC allowed PG&W, including a $2.0 million annual rate increase effective March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area, and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $22.1 million (18.4%) from $119.8 million for the nine-month period ended September 30, 1993, to $141.9 million for the nine-month period ended September 30, 1994. As a percentage of operating revenues, total operating expenses decreased from 83.5% during the nine-month period ended September 30, 1993, to 82.7% during the nine-month period ended September 30, 1994. Operating expenses related to gas utility operations increased by $15.7 million (17.0%) from $92.4 million in the nine-month period ended September 30, 1993, to $108.1 million in the nine-month period ended September 30, 1994, primarily as a result of a $13.4 million increase in the cost of gas, a higher level of maintenance expense because of colder than normal weather and increased income and other taxes. Operating expenses related to water utility operations increased by $6.4 million (23.3%) from $27.3 million in the first nine months of 1993 to $33.7 million in the first nine months of 1994, primarily as a result of increases in operation and maintenance costs, depreciation, net deferred treatment plant costs and income taxes.

    The cost of gas increased $13.4 million (23.0%) from $58.0 million for the nine-month period ended September 30, 1993, to $71.4 million for the nine-month period ended September 30, 1994. The effect of this increase, which was the result of higher costs for purchased gas and the implementation of surcharges to recover Order 636 transition costs (see "-Rate Matters-Gas Rate Filings"), was partially offset by a 5.7% (1.1 billion cubic feet) decrease in the volume of gas sold during the nine-month period ended September 30, 1994, compared to the similar period in 1993. This decreased volume was largely attributable to the aforementioned switching of certain customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $3.8 million or 8.2% in the first nine months of 1994, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather.


* A heating degree day ("degree day") represents each degree by which the average of the high and low temperatures for a given day is below 650 Fahrenheit. Actual degree days represent the sum of the degree days for the period.

    Other than the cost of gas and income taxes, operating expenses increased by $4.3 million (7.5%) from $57.1 million for the nine-month period ended September 30, 1993, to $61.4 million for the nine-month period ended September 30, 1994. This increase was largely attributable to a $1.2 million increase in other operation and maintenance expenses (principally as a result of a $612,000 increase in payroll costs, increased provisions for uncollectible accounts of $329,000 and a $378,000 increase in charges for professional services) and a $2.4 million increase in net deferred treatment plant costs during 1994 (see "- Deferred Treatment Plant Costs, Net and Carrying Charges"), as well as a $1.7 million increase in depreciation (primarily because of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas). The effects of these increases were partially offset by a $917,000 decrease in other taxes and a $331,000 decrease in the provision for injuries and damages.

    Income taxes increased by $4.4 million (94.3%) from $4.7 million in the nine-month period ended September 30, 1993, to $9.1 million in the nine-month period ended September 30, 1994, due to a higher level of income before income taxes (for this purpose, operating income net of interest charges).

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

    Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses and the carrying charges relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $740,000 had been recovered as of September 30, 1994.

    Operating Income. As a result of the above, total operating income increased by $6.0 million (25.4%) from $23.7 million for the nine-month period ended September 30, 1993, to $29.8 million for the nine-month period ended September 30, 1994, and increased as a percentage of total operating revenues for such periods from 16.5% in 1993 to 17.3% in 1994. Operating income from gas utility operations increased $1.5 million (12.6%) from $11.6 million in the first nine months of 1993 to $13.0 million in the first nine months of 1994, primarily as a result of a $3.8 million increase in the gross margin, the effect of which was partially offset by a higher level of maintenance expense because of colder than normal weather and increased income and other taxes. Operating income from water utility operations increased $4.6 million (37.5%) from $12.2 million in the first nine months of 1993 to $16.8 million in the first nine months of 1994. This increase was primarily the result of rate increases effective March 9, 1993, June 23, 1993, and December 16, 1993, and decreased other taxes, the effects of which were partially offset by increases in operation and maintenance costs, depreciation, net deferred treatment plant costs and income taxes, as discussed above.

    Other Income (Deductions), Net. Other income (deductions), net decreased $606,000 from income of $477,000 for the nine-month period ended September 30, 1993, to a deduction of $129,000 for the nine-month period ended September 30, 1994. This decrease was primarily attributable to a $623,000 (93.4%) decrease in the allowance for equity funds used during construction because of a lower level of construction in progress, largely as a result of the completion of the Crystal Lake, Watres and Ceasetown Water Treatment Plants in 1993, and the discontinuance of the deferral of carrying charges relative to those plants, of which the equity component included in other income (deductions), net totaled $453,000 for the nine-month period ended September 30, 1993. The effect of such items was partially offset by a $291,000 gain ($166,000 net of related income taxes) on the sale of non-watershed land and a decrease in net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Authority's 1992 Series B Bonds. See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income (deductions), net.

    Interest Charges. Interest charges increased by $1.5 million (9.9%) from $15.1 million for the nine-month period ended September 30, 1993, to $16.6 million for the nine-month period ended September 30, 1994. This increase was primarily attributable to a $1.1 million decrease in AFUDC, largely because of the completion of the Crystal Lake, Ceasetown and Watres Treatment Plants, and the discontinuance of the deferral, which totaled $627,000 during the nine-month period ended September 30, 1993, of the carrying charges associated with those plants.

    Interest on long-term debt increased by $240,000 (1.6%) from $15.3 million during the nine-month period ended September 30, 1993, to $15.5 million during the nine-month period ended September 30, 1994. The increase was principally the result of an additional $687,000 of interest expense relative to the 1992 Series B Bonds being reflected as interest on long-term debt (see "-Other Income (Deductions), Net"). Largely offsetting the effect of this item was a decrease in the weighted average interest rate on indebtedness from 7.98% during the first nine months of 1993 to 7.74% during the first nine months of 1994, a $2.1 million (0.7%) decrease from $286.1 million during the first nine months of 1993 to $284.0 million during the first nine months of 1994 in the weighted average indebtedness outstanding and reductions in the letter of credit and commitment fees paid to certain of PG&W's lenders.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.2 million (24.6%) from $4.9 million for the nine-month period ended September 30, 1993, to $3.7 million for the nine-month period ended September 30, 1994, as a result of the redemption by PG&W on December 23, 1993, of 100,000 shares ($10.0 million), and on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% cumulative preferred stock, $100 par value.

    Earnings (Loss) Applicable to Common Stock. Earnings applicable to common stock increased $5.1 million (119.4%) from $4.3 million for the nine-month period ended September 30, 1993, to $9.4 million for the nine-month period ended September 30, 1994. The increased earnings in 1994 were the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9, 1993, June 23, 1993, and December 16, 1993, and the increase in gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers due to the colder weather in 1994. The effects of these factors were partially offset by increased operating expenses.

    Before the $534,000 premium paid on the redemption of 150,000 shares of PG&W's 9.50% cumulative preferred stock on May 31, 1994, the earnings per share of common stock increased $.78 (73.6%) from $1.06 per share for the nine-month period ended September 30, 1993, to $1.84 per share for the nine-month period ended September 30, 1994. This improvement was the result of a 119.4% increase in net income and occurred despite a 26.8% increase in the weighted average number of shares outstanding in 1994 that was caused primarily by PG&W's sale of common stock to PEI at various times in 1993 and 1994. While premiums on the redemption of preferred stock are charged to retained earnings and are not a determinant of earnings applicable to common stock, the premiums associated with any redemptions occurring subsequent to January 20, 1994, must be taken into account in calculating the earnings (loss) per share of common stock. As a consequence, the premium on the redemption of the 150,000 shares of PG&W's 9.50% cumulative preferred stock acted to reduce PG&W's earnings per share for the nine-month period ended September 30, 1994, by $.10 per share, resulting in earnings of $1.74 per share of common stock for the period, an increase of $.68 per share (64.2%) over the earnings of $1.06 per share for the nine-month period ended September 30, 1993.

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

    Gas Rate Filings. Pursuant to the provisions of the Code which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted October 28, 1993, authorized PG&W to increase the gas costs contained in its gas tariff rates from $2.79 to $3.74 per thousand cubic feet effective December 1, 1993. This change in gas rates on account of purchased gas costs was designed to produce an increase in annual revenue of $28.8 million. In accordance with the same provisions of the Code, PG&W is presently seeking the approval of the PPUC to implement a purchased gas cost rate of $3.68 per thousand cubic feet effective December 1, 1994, that would result in a decrease in annual revenue calculated to be $1.8 million. The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on PG&W's financial position or results of operations.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated the PPUC believes that the recovery of Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") were not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs were subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.2 million, of which $1.1 million had been billed to PG&W and $456,000 had been recovered from its customers as of September 30, 1994. Additionally, on January 14, 1994, PG&W filed tariffs pursuant to the surcharge provisions of the Code seeking the full recovery of the Non-Gas Transition Costs that it estimates it will be billed by its interstate pipelines. On February 24, 1994, the PPUC suspended the effectiveness of these proposed tariffs for nine months (i.e., until August 28, 1994) in order to institute an investigation into the reasonableness of such tariffs. On June 30, 1994, the PPUC Administrative Law Judge (the "ALJ") assigned to conduct this investigation issued a decision recommending, among other things, that the PPUC allow PG&W full recovery of its Non-Gas Transition Costs, which decision was approved by Order of the PPUC entered August 26, 1994. Effective September 12, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers. It is currently estimated that $11.9 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $2.9 million had been billed to PG&W and $67,000 had been recovered from its customers as of September 30, 1994. PG&W has recorded a liability for the $8.9 million of such estimated transition costs that remain to be billed to it as of September 30, 1994, and both a current asset and a deferred asset (which together totaled
$12.4 million as of September 30, 1994) representing the transition costs remaining to be recovered from PG&W's customers.

    Water Rate Filings. The rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. However, the rate increase request filed by PG&W on September 25, 1992, with respect to the Scranton Water Rate Area was fully litigated, and PG&W was only granted approximately 50% of its requested increase, as more fully discussed below. Nonetheless, PG&W expects that its investments in water treatment facilities mandated by the Pennsylvania Department of Environmental Resources will be recognized in PG&W's future rates. PG&W believes that it will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes," i.e., meeting federal and state primary (health-related) and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards, and that meets all applicable water quality standards. However, there can be no assurance that such adequate rate relief will be granted. See "-Liquidity and Capital Resources-Failure to Obtain Adequate Rate Relief."

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan pursuant to Financial Accounting Standards Board ("FASB") Statement 92. The settlement further provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W will begin to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $900,000 that has been so deferred, as well as the related carrying charges.

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

    On August 19, 1993, the PPUC approved a settlement agreement (the "Settlement Agreement") resolving certain disputed issues relating to its June 23, 1993, Order. The Settlement Agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of September 30, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate (the "OCA") of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Ceasetown and Watres Service Areas. On April 29, 1993, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $19.5 million in additional annual revenue. This rate increase request involved approximately 59,300 customers in PG&W's Spring Brook Water Rate Area, principally those customers (i) served by the Ceasetown Water Treatment Plant which was placed in service on March 31, 1993, (ii) served by the Watres Water Treatment Plant which was placed in service on September 30, 1993, (iii) served jointly by the Ceasetown and Watres Water Treatment Plants, and (iv) who are served exclusively by the Nesbitt Water Treatment Plant. On September 23, 1993, PG&W, the PPUC Office of Trial Staff, the OCA and the Office of Small Business Advocate filed a settlement petition (the "Settlement Petition") with the ALJ assigned to conduct the investigation of the rate increase request. This
Settlement Petition provided for an overall 119% rate increase involving approximately 44,900 customers, principally those served either exclusively or jointly by the Ceasetown and Watres Water Treatment Plants, that was designed to produce $11.9 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to FASB
Statement 92. Under the terms of the Settlement Petition, except for approximately 200 customers who were previously served jointly by the Hillside and Nesbitt Water Treatment Plants, none of the approximately 14,600 customers served exclusively by the Nesbitt Water Treatment Plant would receive an increase. The Settlement Petition further provided that $6.4 million of the increased revenue (an approximate 65% increase in rates) was to be realized through an immediate rate increase and that the remaining $5.5 million of the increased revenue (an additional 54% increase in rates) was to be realized through a further rate increase one year later (i.e., at the beginning of year two of the phase-in period). The Settlement Petition also specified that the $5.5 million in revenue that was to be deferred during the first year of the phase-in period, as well as an approximate $1.3 million in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted December 15, 1993, the PPUC approved the Settlement Petition effective December 16, 1993. In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W will defer the billing of approximately $5.5 million of the increased revenue recorded during the first year of the phase-in period (i.e., the period December 16, 1993, through December 15, 1994). Effective December 16, 1995, PG&W will begin to bill by means of the surcharge that will be effective in years three through five of the phase-in period, the approximate $5.5 million that it is estimated will be so deferred, as well as the related carrying charges.

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

    PG&W's ability to generate sufficient internal funds and to obtain the external funds that are required for its operations and construction expenditures is affected materially by the timing and amount of rate relief it is granted. This is a problem faced by all regulated utilities, and one that had been particularly acute with respect to PG&W because of the denial by the PPUC in 1986 and again in 1988, as a result of water quality issues, of water rate increases requested by PG&W. Nonetheless, PG&W was able to generate and raise sufficient capital resources despite these denials, and PG&W believes that it will be granted sufficient rate relief to enable it to meet its future anticipated capital requirements, particularly in view of the increases in annual water revenue aggregating $35.8 million which it has been granted by the PPUC since 1991 with respect to customers being supplied with filtered water. PG&W also believes that additional rate increases will be allowed by the PPUC for its approximately 132,000 water customers, all of whom are now receiving filtered water, because of the relatively low level of earnings that PG&W is realizing from its water utility operations and its expectation that with filtration and further distribution system improvements, water quality should be less of a concern in its requests for water rate increases. See "-Construction Expenditures and Related Financing" and "-Failure to Obtain Adequate Rate Relief."

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

    PEI relies on a number of sources, primarily cash dividends from PG&W, to provide the funds necessary to pay dividends on its common stock, to pay interest on its outstanding debt, and to meet all of its other obligations
(other than the repayment of debt, for which PEI principally relies upon periodic refinancings or sales of securities). The approximate amount of funds required, net of the amounts provided to PEI by PG&W for use of PEI's federal income tax credits, are expected to total $14.5 million in 1994, $15.0 million in 1995 and $17.4 million in 1996.

    Because of limitations imposed by the terms of PG&W's Restated Articles of Incorporation, as amended, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had no unsecured debt due on demand or within one year from issuance outstanding as of September 30, 1994.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PG&W has made arrangements for a total of $67.0 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on April 30, 1995, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 3/8 of 1% per annum on the average daily amount of the unused portion of the available funds. As of November 7, 1994, $45.0 million of borrowings were outstanding under the Credit Agreement. PG&W also has three other bank lines of credit with an aggregate borrowing capacity of $7.0 million which provide for borrowings at interest rates generally less than prime and mature during mid-1995. As of November 7, 1994, PG&W had no borrowings outstanding under these bank lines of credit.

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

    As of September 30, 1994, $76.9 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included $46.1 million outstanding under the Credit Agreement which is due on April 30, 1995. Also included in such current maturities is the 1987 Series B Note in the principal amount of $30.0 million, that is subject to repayment on December 1, 1994, which was issued in 1987 to PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee (the "IDA Trustee") in connection with the issuance by the Luzerne County Industrial Development Authority (the "Authority") of $30.0 million of its Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) due 2017 (the "1987 Series B Bonds"). It is intended that the 1987 Series B Bonds will be redeemed with the proceeds from the sale by the Authority of $30.0 million of its Exempt Facilities Revenue Refunding Bonds, 1994 Series A (Pennsylvania Gas and Water Company Project) due 2017 (the "1994 Series A Bonds"). In this regard, PG&W has entered into an agreement with the Authority and Wheat First Butcher & Singer, on behalf of itself and Legg Mason Wood Walker, Incorporated (the "Underwriters"), providing for the sale of the 1994 Series A Bonds to the Underwriters and the use of proceeds therefrom, along with monies provided by PG&W, to redeem the 1987 Series B Bonds on December 1, 1994, and thereby discharge PG&W of its obligations with respect to the 1987 Series B Note. As security for and as evidence of its obligations with respect to the 1994 Series A Bonds, PG&W will issue $30.0 million of its 7% Series First Mortgage Bonds to the IDA Trustee for the benefit of the holders of the 1994 Series A Bonds.

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

    On May 31, 1994, PG&W issued 500,000 shares of its common stock to PEI for aggregate net proceeds of $20.0 million. PG&W used a portion of the proceeds it so received to redeem $15.0 million of its 9.50% cumulative preferred stock and to fund the $534,375 premium in connection with such redemption. The remaining $4.5 million of proceeds were used by PG&W to repay a portion of its bank borrowings and for working capital purposes.

    On July 28, 1994, PEI implemented a Customer Stock Purchase Plan (the "Customer Plan") which provides the residential customers of PG&W with a method of purchasing newly-issued shares of PEI common stock at a 5% discount from the market price. PEI uses proceeds from the issuance of shares through the Customer Plan to purchase common stock of PG&W. On October 3, 1994, PG&W realized $1.7 million from the issuance of common stock to PEI in connection with the Customer Plan.

    During 1994 (through November 7) PG&W realized $1.4 million from the issuance of common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan ("DRIP"). PEI uses the proceeds from the DRIP to purchase common stock of PG&W. The DRIP was amended on May 5, 1994, to provide PEI's shareholders with a method of reinvesting cash dividends and making supplemental cash payments to purchase newly-issued shares of PEI's common stock at a 5% discount from the market price. Prior to such amendment, cash dividends were reinvested at 100% of the market price and supplemental cash payments were used to purchase shares of PEI's common stock on the open market.

    In addition, during the nine-month period ended September 30, 1994, PG&W utilized $7.2 million of the proceeds from the issuance by the Authority on December 22, 1992, of its $30.0 million of 1992 Series B Bonds and with respect to which PG&W issued its $30.0 million of 7.125% Series First Mortgage Bonds to the IDA Trustee on December 22, 1992, as security for the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee for the Authority's 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. As of September 30, 1994, $5.9 million was held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W.

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

Construction Expenditures and Related Financing

    Expenditures for the construction of utility plant totaled $26.4 million during the first nine months of 1994 and are currently estimated to be $8.7 million during the remainder of the year. A portion of PG&W's expenditures for water facilities during 1994, which it is presently estimated will total $19.2 million, are being financed with proceeds from the issuance of the Authority's 1992 Series B Bonds being held by the IDA Trustee for the benefit of PG&W and with revenues from the water rate increase for Scranton Water Rate Area customers which was effective June 23, 1993 (see "-Rate Matters-Water Rate Filings"). The balance of PG&W's expenditures for water facilities, as well as its currently estimated $15.9 million in expenditures for gas facilities, are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Failure to Obtain Adequate Rate Relief

    If PG&W is unable to obtain adequate rate relief in future rate increase applications filed with the PPUC, PG&W would be forced to restrict its cash expenditures by, among other actions, possibly reducing dividends on its common stock, and PG&W would be forced to restrict its cash expenditures by, among other actions, curtailing or deferring work on various capital projects and reducing its operating expenses, all of which could negatively impact the quality and reliability of services rendered to the public by PG&W.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Employment Agreement effective September 1, 1994, between PEI and Dean T. Casaday -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-7812.

     27-1   Financial Data Schedule -- filed herewith.

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  November 9, 1994             By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 9, 1994             By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  November 9, 1994             By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 9, 1994             By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)