Form 10-K
PENNSYLVANIA GAS & WATER CO
filed 1995-03-27
CIK 77242

PART I


ITEM  l.  BUSINESS

GENERAL

    Pennsylvania Gas and Water Company ("PG&W"), a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), was incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company. PG&W is an operating public utility regulated by the Pennsylvania Public Utility Commission (the "PPUC") and is engaged in gas utility operations and water utility operations in northeastern Pennsylvania. As of December 31, 1994, PG&W had approximately 139,300 gas customers and 132,500 water customers.

    PG&W has one wholly-owned subsidiary, Penn Gas Development Co., which was organized to promote the use of natural gas primarily by assisting in the financing of the development of property but which has been inactive in recent years.

    PG&W's gas operating revenues are highly seasonal and depend on certain factors that are beyond its control, such as the price of natural gas and the availability of markets for natural gas. Other factors include the weather, the effect of federal and state regulation, the effect of competition from other forms of energy, including electricity and oil, and the switching of customers from sales to transportation service. See "GAS BUSINESS-Transportation and Storage Service."

    Since 1986, PG&W has incurred significant expenditures for water treatment facilities and improvements to its water distribution system. While the PPUC has approved rate increases since January 1, 1991, designed to produce an aggregate of $35.8 million in additional annual water operating revenues, PG&W will require additional rate increases in order to fully recover the capital investment associated with its water utility operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Rate Matters - Water Rate Filings" in Item 7 of this Form 10-K and "Industry Segments."

    As of December 31, 1994, PG&W employed approximately 965 persons. Certain of these employees also perform services for PEI and its subsidiaries, since certain of those companies have no employees other than officers.

INDUSTRY SEGMENTS

    The following tables set forth certain financial information concerning PG&W's industry segments for the years indicated.
[CAPTION]

                                                     Year Ended December 31,
                                                   1994       1993       1992
                                                     (Thousands of Dollars)
  [S]                                            [C]        [C]        [C]
  GAS UTILITY OPERATIONS
    Operating revenues                           $167,992   $153,325   $143,227
    Operating expenses excluding income taxes:
      Cost of gas                                  98,653     86,557     77,720
      Depreciation                                  6,667      6,388      6,087
      Other operating expenses                     37,247     34,927     34,031
        Total                                     142,567    127,872    117,838
    Operating income before income taxes           25,425     25,453     25,389
    Income taxes                                    5,926      6,307      6,129
    Operating income                             $ 19,499   $ 19,146   $ 19,260
    Additions to utility plant                   $ 17,455   $ 13,325   $ 12,669
    Identifiable assets at December 31 (a)       $290,253   $285,596   $238,017

  WATER UTILITY OPERATIONS
    Operating revenues                           $ 66,731   $ 53,363   $ 48,651
    Operating expenses excluding income taxes:
      Depreciation                                  7,672      5,911      4,769
      Other operating expenses                     29,072     29,292     27,347
      Deferred treatment plant costs, net             581     (1,532)      (294)
        Total                                      37,325     33,671     31,822
    Operating income before income taxes           29,406     19,692     16,829
    Income taxes                                    6,573      2,682      2,176
    Operating income                             $ 22,833   $ 17,010   $ 14,653
    Additions to utility plant                   $ 19,321   $ 32,575   $ 44,352
    Identifiable assets at December 31 (a)       $440,202   $426,389   $379,989

  TOTAL OPERATIONS
    Operating revenues                           $234,723   $206,688   $191,878
    Operating expenses excluding income taxes:
      Cost of gas                                  98,653     86,557     77,720
      Depreciation                                 14,339     12,299     10,856
      Other operating expenses                     66,319     64,219     61,378
      Deferred treatment plant costs, net             581     (1,532)      (294)
        Total                                     179,892    161,543    149,660
    Operating income before income taxes           54,831     45,145     42,218
    Income taxes                                   12,499      8,989      8,305
    Operating income                             $ 42,332   $ 36,156   $ 33,913
    Additions to utility plant                   $ 36,776   $ 45,900   $ 57,021
    Identifiable assets at December 31 (a)       $730,455   $711,985   $618,006
    Other assets at December 31 (b)                 8,825     14,323     11,866
        Total assets                             $739,280   $726,308   $629,872

  (a) Includes allocated common plant and is net of the respective accumulated depreciation.

  (b) Composed primarily of investments, cash and special deposits, prepayments and unallocated deferred charges.

    Operating income from gas utility operations increased $353,000 (1.8%) from $19.1 million in 1993 to $19.5 million in 1994, primarily as a result of a $2.6 million increase in the gross margin (gas operating revenues less the cost of gas), the effect of which was partially offset by a higher level of maintenance expense because of colder than normal weather in January and February 1994, and increased gross receipts tax as a result of the higher level of gas revenues. Operating income from gas utility operations decreased $114,000 (0.6%) from $19.3 million in 1992 to $19.1 million in 1993, primarily as a result of increases in other operations and maintenance expenses, depreciation, and income and gross receipts taxes, the effects of which were largely offset by a $1.3 million increase in the gross margin. The higher level of additions to gas utility plant in 1994 was principally the result of increased expenditures for mains and services.

    Operating income from water utility operations increased $5.8 million (34.2%) from $17.0 million in 1993 to $22.8 million in 1994. This increase was primarily the result of rate increases effective (i) March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, (ii) June 23, 1993, for customers in the Scranton Water Rate Area and (iii) December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as well as a decrease in other taxes. The effects of these increases were partially offset by increases in other operations expense, depreciation, net deferred treatment plant costs and income taxes. Operating income from water utility operations increased $2.4 million (16.1%) from $14.7 million in 1992 to $17.0 million in 1993. This increase was primarily the result of the aforementioned rate increases which became effective in 1993. The effects of this increase were partially offset by increases in other operations and maintenance expenses, depreciation, and income and property taxes. Additions to water utility plant decreased in 1994 and 1993, largely as a result of the timing of expenditures with respect to the Crystal Lake, Ceasetown and Watres Water Treatment Plants in the Spring Brook Water Rate Area.

GAS BUSINESS

    PG&W distributes natural gas to an area in northeastern Pennsylvania lying within the Counties of Lackawanna, Luzerne, Wyoming, Susquehanna, Columbia, Montour, Northumberland, Lycoming, Union and Snyder, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The total estimated population of PG&W's natural gas service area, based on the 1990 U.S. Census, is 561,000.

    Number and Type of Customers.   At December 31, 1994, PG&W had approximately
139,300 natural gas customers, from which  it derived total natural gas revenues
of $168.0 million during 1994.    The  following  chart shows a breakdown of the
types of customers and the percentages of gas revenues generated by each type of customer in 1994:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                                  [C]                    [C]
       Residential                           91.6%                  63.8%
       Commercial                             8.1                   23.8*
       Industrial                             0.2                   10.8*
       Other Users                            0.1                    1.6
          Total                             100.0%                 100.0%

    * Includes the 4.0% of total gas revenues derived from interruptible customers.

    During 1994, PG&W delivered an estimated total of 44,400,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 56.3% was sold at normal tariff rates, 40.9% represented gas transported for customers and 2.8% was sold under the Alternate Fuel Rate (as described below).

    PG&W sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PG&W at any time under the conditions set forth in their contracts for gas service. In 1994, a total of 1,157,000 MCF of natural gas was sold by PG&W to interruptible customers and 3,712,000 MCF was transported for such customers, which together represented 11.0% of the total deliveries of natural gas by PG&W to its customers during 1994.

    No individual customer accounted for as much as 2.0% of PG&W's operating revenues in 1994.

    Transportation and Storage Service. PG&W provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. Prior to March 25, 1993, transportation service was only provided to individual customers, or groups of not more than three customers, who consumed at least 50,000 MCF of natural gas per year. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PG&W offers firm transportation customers a "storage service" pursuant to which such customers may have gas delivered to PG&W during the period from April through October for storage and redelivery during the winter period. PG&W also offers firm transportation customers a "standby service" under the terms of which PG&W will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Commencing in April, 1995, PG&W will begin offering a Market Sensitive Sales Service ("MSSS") in conjunction with its transportation service. The MSSS, which was approved by Order of the PPUC entered January 11, 1995, provides for the sale of natural gas at contracted rates based on market prices and other specified terms and conditions. The MSSS is expected to result in additional sales of natural gas by PG&W and less transportation of natural gas by it on behalf of third parties.

    Set forth below is a summary of the gas transported by PG&W and the number of its customers using transportation service from 1992 to 1994:
[CAPTION]
                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]          [C]         [C]               [C]              [C]
     1994         574         13,411,000        4,744,000        18,155,000
     1993         569         10,078,000        4,627,000        14,705,000
     1992         457          9,084,000        3,843,000        12,927,000

    During 1995, PG&W expects to transport approximately 16,672,000 MCF of natural gas, of which it anticipates approximately 5,203,000 MCF will be Pennsylvania gas.

    The rates charged by PG&W for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. As a result, the transportation of interstate gas has had no significant adverse effect on earnings. However, the rate charged for the transportation of gas produced in Pennsylvania yields considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. This lower rate for the transportation of Pennsylvania gas is the result of regulations adopted by the PPUC to encourage the production of natural gas within the state.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG&W offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG&W's normal tariff rates, PG&W is permitted by the PPUC to lower its price to these customers so that PG&W can remain competitive with the alternate fuel. However, in no instance may PG&W sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG&W's revenues under the Alternate Fuel Rate amounted to $3.7 million in 1994, $4.6 million in 1993 and $3.4 million in 1992. These revenues reflected the sale of 1,223,000 MCF, 1,541,000 MCF and 1,149,000 MCF in 1994,
1993, and 1992, respectively. It is anticipated that approximately 1,410,000 MCF will be sold under the Alternate Fuel Rate in 1995. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), requiring interstate pipeline suppliers to restructure their services and operations in an attempt to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 were to be accomplished primarily by unbundling the services (i.e., the sale, transportation and storage of gas) provided by the interstate pipeline suppliers and by making those services available to end users on the same terms as local gas distribution companies, such as PG&W.

    Pursuant to Order 636, the interstate pipelines have been required to: (1) unbundle transportation service from sales service; (2) allocate sufficient storage capacity, together with firm transportation, to replicate previous sales services; (3) provide a no-notice transportation service; (4) provide open access storage service; (5) reallocate upstream pipeline capacity and upstream storage for the benefit of downstream interstate pipeline suppliers; and (6) implement a straight fixed-variable rate design to replace all modified fixed-variable rate designs. The interstate pipelines have been granted a blanket sales certificate to make unbundled sales in competition with non-pipeline merchants and are being permitted recovery of all reasonable and prudent transition costs incurred in order to comply with Order 636. Such transition costs include: (1) the cost of renegotiating existing gas supply contracts with producers ("Gas Supply Realignment Costs"); (2) recovery of gas costs included in the interstate pipelines' purchased gas adjustment accounts at the time they adopted market-based pricing for gas sales ("Account 191 Costs"); (3) unrecovered costs of assets that cannot be assigned to customers of unbundled services ("Stranded Costs"); and (4) costs of new facilities to physically implement Order 636 ("New Facility Costs"). Additionally, the interstate pipelines have been allowed pre-granted abandonment of sales and transportation services to customers upon expiration of applicable contracts, subject to customers' rights of first refusal.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). The PGC Order further stated that all such filings would be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.2 million, of which $1.1 million had been billed to PG&W and $659,000 had been recovered from its customers as of December 31, 1994. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $3.8 million had been billed to PG&W and $1.1 million had been recovered from its customers as of December 31, 1994. As of December 31, 1994, PG&W had recorded a liability of $5.6 million for the estimated transition costs that remained to be billed to it as of such date, and both a current asset and a deferred asset (which together totaled $8.8 million) representing the transition costs remaining to be recovered from its customers.

    Sources of Supply. PG&W purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 24.5% of PG&W's total purchases of natural gas in 1994. No other supplier accounted for more than 15% of PG&W's total purchases of natural gas in 1994.

    The purchases of natural gas by PG&W during each of the years 1994, 1993 and 1992 are summarized below:
[CAPTION]
                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF
          [S]                  [C]                            [C]
          1994                 28,364,000                     $2.82
          1993                 26,200,000                     $2.98
          1992                 21,323,000                     $2.61

    During 1995, PG&W expects to purchase a total of approximately 30,157,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.79 per MCF. It is expected that a portion of these purchases will be made through a company that is being formed by a group of eight Northeastern and Mid-Atlantic local gas distribution companies including PG&W, the primary purposes of which will be to increase the reliability of natural gas supplies and reduce the cost of natural gas for the eight companies.

    PG&W presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1995, and believes that it will be able to obtain sufficient supplies to meet the demands of its existing customers and to serve new customers (of which approximately 3,500 are expected to be added in 1995) beyond October, 1995.

    Pipeline Transportation and Storage Entitlements.   Pursuant to the terms of
Order 636, PG&W has entered into agreements with its former interstate pipeline suppliers providing for the firm transportation by those pipelines of the following quantities of gas:
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

  (b) Includes 3,300 MCF per day that PG&W can transport during the period December through February pursuant to an agreement with Transco that extends through 2011.

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

    Since September 1, 1993, PG&W has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. The maximum capacity so released on any one day in 1994 was 38,985 MCF. Through March 10, 1995, PG&W had not, however, released any of its storage capacity.

    PG&W believes that it has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PG&W plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 302,906 MCF. Based upon present pipeline transportation and storage contracts, and assuming no curtailments by its suppliers, PG&W could meet a peak day requirement of 303,479 MCF. PG&W's historic maximum daily sendout is 293,683 MCF, which occurred on January 19, 1994, when service to interruptible customers was curtailed. The mean temperature in its gas service area on that day was -8 degrees Fahrenheit.

    Construction Expenditures. PG&W's construction expenditures for gas utility plant in 1994 totaled $17.5 million and are estimated to be $21.9 million for 1995. The higher level of expenditures estimated for 1995 reflects certain long-term pipeline improvement programs, as well as an increased emphasis on new business development.

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

    Valve Maintenance. On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and that could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considered the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." By letter dated February 2, 1994, the PPUC staff indicated that it would initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order. Following discussions between the PPUC staff and PG&W regarding the development of a mutually acceptable plan, PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which was subsequently revised. The PPUC staff agreed that the revised plan (the "Plan") satisfies the concerns of the PPUC expressed in the Emergency Order, and on November 30, 1994, the PPUC staff and PG&W entered into a Settlement Agreement, subject to approval by the PPUC, (i) terminating the informal investigation initiated by the PPUC staff, (ii) memorializing the acceptance by the PPUC staff of the Plan and (iii) evidencing PG&W's commitment to satisfy the requirements of the Plan. The PPUC must approve the Settlement Agreement. PG&W does not believe that compliance with the terms of the Settlement Agreement or any liability that might result from violations of law or the Emergency Order will have a material adverse effect on its financial position or results of operations.

    Rates. As required by the Code, PG&W files an annual purchased gas cost rate with the PPUC. This rate is designed to recover purchased gas costs for the period it will be in effect. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.
In accordance with this procedure, PG&W placed a purchased gas cost rate of $3.68 per MCF in effect on December 1, 1994, and is required to file a proposed purchased gas cost rate on or before June 1, 1995, to be effective December 1, 1995. It is not presently possible to estimate how this proposed rate will compare to the current purchased gas cost rate of $3.68 per MCF, which is scheduled to remain in effect through November 30, 1995. The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenues is offset by a corresponding change in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on PG&W's financial position or results of operations.

    FERC Order 636, among other matters, requires that PG&W contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities may result in increased scrutiny by the PPUC as to the prudence of PG&W's gas procurement and supply activities. Depending upon how the PPUC views the cost effectiveness of such activities, PG&W may not be permitted to recover all of its gas supply costs in the rates charged to customers. However, although it cannot be certain, PG&W believes that it will be able to demonstrate to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in its purchased gas cost rate.

    Tax Surcharge Adjustments. The PPUC allows PG&W to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 1, 1994, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on June 16, 1994, decreasing the Corporate Net Income Tax rate.

WATER BUSINESS

    PG&W distributes water to an area lying within the Counties of Lackawanna, Luzerne, Susquehanna and Wayne, which includes the Cities of Scranton and Wilkes-Barre and 62 other municipalities. The total estimated population of PG&W's water service area, based on the 1990 U.S. Census, is 398,000.

    Number and Type of Customers.   At December 31, 1994, PG&W had approximately
132,500 water customers from which it derived total water revenues of $66.7 million during 1994. The following chart shows a breakdown of the types of customers and the percentages of water revenues they generated in 1994:
[CAPTION]
           Type of Customer              % of Customers         % of Revenues
       [S]                                   [C]                   [C]
       Residential                            91.6%                 63.2%
       Commercial                              7.1                  18.3
       Industrial                              0.3                   8.6
       Municipal and Other Users               1.0                   9.9
          Total                              100.0%                100.0%

    Sources of Supply and Safe Yield. The water that PG&W distributes is furnished by a PG&W-owned water supply system, which includes 36 active and standby reservoirs located on extensive watershed lands and five wells. The water supply can be augmented, on a short-term basis, by two pump stations that can pump water from streams outside the watershed into the reservoir storage system. The combined "safe yield" of PG&W's active and standby sources of supply is approximately 88 million gallons per day, and the combined storage capacity of the reservoir system is estimated by PG&W to be approximately 20 billion gallons. ("Safe yield" is the quantity of water, generally expressed in million gallons per day, that a source of supply can deliver in extreme drought conditions.) The average daily delivery into PG&W's water distribution system during 1994 was approximately 66.5 million gallons. As of December 31, 1994, the quantity of water held in PG&W's reservoirs was approximately 19.0 billion gallons or 96.3% of their maximum storage capacity.

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

    Filtration of Water Supplies. All of PG&W's water customers are supplied with filtered water (except for several hundred who are supplied with ground water from wells) which meets all federal and state drinking water regulations. The filtration of PG&W's water supplies is performed at ten water treatment plants, located throughout PG&W's water service area, which have an aggregate daily capacity of 101.1 million gallons. The goal of providing all of PG&W's customers who are served from surface supplies with filtered water was achieved on September 30, 1993, when the Watres Water Treatment Plant was placed into operation. The Watres Water Treatment Plant was the last of eight water treatment plants to be constructed and placed into operation by PG&W during the period 1988 through 1993. Until the construction of these plants, most of PG&W's water customers were supplied with treated, but nonfiltered water, obtained from various reservoirs and stream intakes, although a relatively small percentage of its customers received filtered water from two previously existing water treatment plants or ground water pumped from wells.

    Main Replacement and Rehabilitation Program and Other Distribution System Improvements. PG&W distributes water to its customers through approximately 1,689 miles of pipe ranging in size from over 48" in diameter to less than 1" in diameter. The majority of the water mains in PG&W's distribution system consists of cast iron or ductile iron pipe. The majority of cast iron pipe is unlined. Approximately 54% (based on linear feet of pipe of all diameters) of PG&W's water mains were installed prior to 1920 and approximately 30% were installed prior to 1900.

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

    Based upon this assessment, PG&W determined that embarking on a program to accomplish total distribution system rehabilitation in a relatively short span of time would not be a cost effective means of improving water quality. PG&W determined that the most substantial opportunities for improvement of water quality lay in the filtration of PG&W's sources of water supply. In view of the large commitment of capital needed to construct water treatment plants, rapid implementation of a distribution system rehabilitation program would divert financial resources from, and cause delays in, the construction of those facilities. Consequently, PG&W developed a program of rehabilitation to be implemented on a more modest scale, which PG&W believes will address the conditions that are most likely to cause degradation of water quality in the distribution system. This program, which includes the selective replacement and rehabilitation of water mains and services and the elimination of dead-end lines, involved the expenditure of $55.0 million during the period 1988 through 1994.

    In connection with its distribution system rehabilitation program, PG&W intends to expend an average of $9.8 million per year during the period 1995 through 1997 for water distribution system improvements, primarily the replacing or cleaning and lining of mains. Such replacement and cleaning and lining of mains will focus on the areas of highest priority and will be based on the criteria set forth in the 1987 distribution system assessment, which will be updated in accordance with the PPUC's June 23, 1993, Order allowing PG&W a conditional rate increase for the Scranton Water Rate Area. As part of the settlement resolving certain disputed issues relating to such Order, PG&W agreed to spend a total of $4.9 million annually beginning June 23, 1993 (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993), for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service. PG&W was in compliance with this provision of the Order as of December 31, 1994, and the additional expenditures it is so required to make are included in the amounts that it is planning to spend annually on distribution system improvements during the years 1995 through 1997.

    PG&W estimates that approximately 30% of the water introduced to its distribution system is lost through leakage or otherwise cannot be accounted for through identifiable uses. However, PG&W believes that its rate of unaccounted for water is not uncharacteristic of water systems of similar age, size and demographics. Unaccounted for water requires PG&W to incur expenses to process water that is not furnished to customers. While such costs are typically recoverable in the rates charged to customers, the PPUC has disallowed their recovery when unaccounted for water reached a level the PPUC determined to be unreasonable. The PPUC, in a 1989 Policy Statement on water conservation for water utilities, stated that levels of unaccounted for water should be kept within reasonable levels. Although the PPUC has considered levels above 20% to be excessive in certain circumstances, there is no industry standard for unaccounted for water levels. In a 1990 decision involving another Pennsylvania water utility, the PPUC recognized that historic unaccounted for water problems could not be resolved immediately and that a utility would not be penalized if it were making substantial progress toward achieving the 20% unaccounted for goal. PG&W believes that it has made substantial progress in identifying sources of water loss in its system through the implementation of an aggressive leak detection program in conjunction with an ongoing main replacement program and it is continuing its efforts to identify additional sources utilizing the services of consultants.

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

    Treatment and Testing of Water. All water entering PG&W's distribution system is filtered (except for the small quantity of ground water pumped from wells), disinfected, and treated with chemicals to minimize corrosion of the distribution system and customers' piping. Water samples are taken at each of the intake stations and at selected locations in PG&W's service area, and turbidity is monitored at each location at which the water enters the distribution system. PG&W operates a laboratory which is certified by the DER to perform microbiological, inorganic and organic chemical analyses of the water in both its reservoirs and distribution system, utilizing a scheduled sampling program. Such analyses include those tests required by the DER, and the results of such tests are reported to the DER as required by law.

    Construction Expenditures. PG&W's construction expenditures for water utility plant in 1994 totaled $19.3 million, and are estimated to be $23.0 million for 1995. The higher level of capital expenditures estimated for 1995 is primarily attributable to the construction of storage tanks at the Hillside Water Treatment Plant and increased expenditures for distribution system improvements.

    Rates.   The  following  table  summarizes  PG&W's  requests  for water rate increases and the action taken by the PPUC on those requests from January 1, 1991, to March 10, 1995:

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

    The magnitude of  the  projected  rate  increases  that  will be required to enable PG&W to fully recover its capital expenditures associated with the construction of the water treatment plants will be significant. Prior to the construction of the plants, the average annual cost of water to PG&W's customers receiving nonfiltered water was approximately $143. The average annual cost of water to PG&W's residential customers, all of whom are now receiving filtered water (except for several hundred who are supplied ground water from wells) was approximately $340 as of March, 1995. PG&W anticipates that this cost will increase to approximately $460 in the latter part of this decade, at which time PG&W expects to have been allowed by the PPUC to fully reflect in rates its costs associated with the filtration of its water supplies. PG&W believes that these levels of increases, in terms of percentages, will not be inconsistent with those that have been or will be experienced by other water utilities required to make a similar transition to filtered water; however, the level of rates that PG&W expects to seek in future rate increases will be such that the PPUC may question the "affordability" of such rates and may require that any such rate increases be phased-in over a period of time in order to reduce consumer "rate shock." While PG&W expects that the PPUC will grant adequate rate relief in a timely manner, there can be no assurance that the PPUC will take such action.

    Tax Surcharge Adjustments.    The  PPUC  allows  PG&W  to  apply a state tax
adjustment surcharge tariff to its bills for water service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 1, 1994, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on June 16, 1994, decreasing the Corporate Net Income Tax rate.

ITEM 2.  PROPERTIES

    Gas.    PG&W's  gas  system   consists   of  approximately  2,191  miles  of
distribution lines, nine city gate and 67 major regulating stations and miscellaneous related and additional property. PG&W believes that its gas utility properties are adequately maintained and in good operating condition in all material respects. Continued expenditures will, however, be required with regard to PG&W's on-going valve maintenance program. See "Business-Gas Business-Valve Maintenance."

    Most of PG&W's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by twenty-nine supplemental indentures (collectively, the "Indenture") from PG&W to First Trust of New York, National Association, as Trustee.

    Water. PG&W's water system consists principally of 36 active and standby reservoirs and stream intakes, ten water treatment plants, five wells, various distribution system storage tanks, approximately 1,689 miles of aqueducts and pipelines, and miscellaneous related and additional property. In addition, PG&W owns approximately 53,000 acres of land situated in northeastern Pennsylvania.

    In PG&W's opinion, its water utility properties are adequately maintained and in good operating condition in all material respects. Continued capital expenditures will, nonetheless, be required for PG&W's on-going program of water main replacement and rehabilitation and other improvements to ensure the integrity of PG&W's distribution system. See "Business-Water Business-Main Replacement and Rehabilitation Program and Other Distribution System Improvements."

    Most of PG&W's water utility properties are subject to a first mortgage lien pursuant to the Indenture. Additionally, certain of these properties are subject to a second mortgage lien (the "PENNVEST Mortgage") pursuant to a loan agreement, dated October 16, 1987, between PG&W and the Pennsylvania Water Facilities Loan Board and pursuant to loan agreements, dated March 3, 1989, and December 3, 1992, between PG&W and the Pennsylvania Infrastructure Investment Authority ("PENNVEST"), under the terms of which funds were provided to finance the construction of certain water facilities. The PENNVEST Mortgage also secures PG&W's obligations under assumption agreements dated April 5, 1993, with PENNVEST which relate to loans which were assumed by PG&W in connection with its acquisition of two small water companies.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1994, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Registrant's common stock is owned entirely by PEI and is not traded.

    The dividends per share of common stock paid by PG&W during the years ended December 31, 1994 and 1993, were as follows:

                                                   1994             1993

         First quarter                           $  .350          $ .7100
         Second quarter                             .355            .7100
         Third quarter                              .425            .7100
         Fourth quarter                             .680            .6925
           Total                                 $ 1.810          $2.8225

    Information relating to restriction on the payment of dividends by PG&W is set forth in Note 7 to the Financial Statements in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in PG&W's Statements of Income contained in Item 8 of this Form 10-K as percentages of total operating revenues for each of the calendar years ended December 31, 1994, 1993 and 1992.

                                              Percentage of Operating Revenues
                                                  Year Ended December 31,
                                               1994         1993         1992

Operating Revenues:
  Gas                                           71.6%        74.2%        74.6%
  Water                                         28.4         25.8         25.4
     Total operating revenues                  100.0        100.0        100.0

Operating Expenses:
  Cost of gas                                   42.0         41.9         40.5
  Other operation expenses                      17.1         18.8         19.8
  Maintenance and depreciation                  10.4         10.5         10.2
  Deferred treatment plant costs, net            0.3         (0.7)        (0.1)
  Income and other taxes                        12.2         12.1         12.0
     Total operating expenses                   82.0         82.6         82.4

Operating Income                                18.0         17.4         17.6
Other Income, Net                                  -          0.3            -
Interest Charges                                 9.5          9.9         10.9
Dividends on Preferred Stock                     2.0          3.1          2.6
Earnings Applicable to Common Stock              6.5%         4.7%         4.1%

 o  Year ended December 31, 1994, compared with year ended December 31, 1993

    Operating Revenues.    PG&W's  operating  revenues  increased  $28.0 million
(13.6%) from $206.7 million for 1993 to $234.7 million for 1994.

    Gas operating revenues increased by $14.7 million (9.6%) from $153.3 million for 1993 to $168.0 million for 1994, primarily as a result of a price increase averaging 19.0% (designed to total $28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. See "-Rate Matters-Gas Rate Filings." Also contributing to the increase in gas operating revenues in 1994 was a 224 million cubic feet (1.0%) increase in sales to residential and commercial heating customers. This increase was attributable to the addition of approximately 2,200 new customers and occurred despite heating degree days* that were 2.1% lower than normal and 0.3% less than in 1993. Additionally, the implementation of surcharges to recover Federal Energy Regulatory Commission ("FERC") Order 636 transition costs (as more fully discussed below under "-Rate Matters-Gas Rate Filings") acted to increase gas operating revenues by $1.8 million in 1994. The effects of the price increase and the surcharges on gas operating revenues were partially offset by the switching of certain commercial


* A heating degree day ("degree day") represents each degree by which the average of the high and low temperatures for a given day is below 650 Fahrenheit. Actual degree days represent the sum of the degree days for the period.

and industrial customers from sales to transportation service and a price decrease averaging 1.1% (designed to total $1.8 million on an annual basis) effective December 1, 1994, due to decreased costs of purchased gas (see"-Rate Matters-Gas Rate Filings").

    Water operating  revenues  increased  by  $13.4  million  (25.0%) from $53.4 million for 1993 to $66.7 million for 1994. This increase in revenues was primarily the result of rate increases which the Pennsylvania Public Utility Commission (the "PPUC") allowed PG&W, including a $2.0 million annual rate increase effective March 9, 1993, for customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, a $5.0 million annual rate increase effective June 23, 1993, for customers in the Scranton Water Rate Area, and an $11.9 million annual rate increase effective December 16, 1993, for customers in the Spring Brook Water Rate Area served by the Ceasetown and Watres Water Treatment Plants, as more fully explained below under "-Rate Matters-Water Rate Filings."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $21.9 million (12.8%) from $170.5 million for 1993 to $192.4 million for 1994. As a percentage of operating revenues, total operating expenses decreased from  82.6%  during  1993  to  82.0%  during 1994.  Operating expenses related to gas utility operations increased by $14.3 million (10.7%) from $134.2 million in 1993 to $148.5 million in 1994, primarily as a result of a $12.1 million increase in the cost of gas, a higher level of other operations and maintenance expense and increased gross receipts tax as a result of the higher level of gas revenues. Operating expenses related to water utility operations increased by $7.5 million (20.8%) from $36.4 million in 1993 to $43.9 million in 1994, primarily as a result of increases in other operation expense, depreciation, net deferred treatment plant costs and income taxes.

    The cost of gas increased $12.1 million (14.0%) from $86.6 million for 1993 to $98.7 million for 1994. The effect of this increase, which was the result of higher costs for purchased gas and the implementation of surcharges to recover FERC Order 636 transition costs (see "-Rate Matters-Gas Rate Filings"), was partially offset by a 9.0% (2.6 billion cubic feet) decrease in the volume of gas sold during 1994, compared to 1993. This decreased volume was largely attributable to the aforementioned switching of certain customers from sales to transportation service. The gross margin on gas operations (gas operating revenues less the cost of gas) increased $2.6 million or 3.9% in 1994, primarily as a result of the increased sales to residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $6.3 million (8.3%) from $75.0 million for 1993 to $81.2 million for 1994. This increase was largely attributable to a $1.2 million increase in other operation and maintenance expenses (principally as a result of a $668,000 increase in payroll costs, a $507,000 increase in other postretirement benefits and increased provisions for uncollectible accounts of $728,000) and a $2.1 million increase in net deferred treatment plant costs during 1994 (see "-Deferred Treatment Plant Costs, Net and Carrying Charges"), as well as a $2.0 million increase in depreciation (primarily because of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Ceasetown and Watres Service Areas). The effects of these increases were partially offset by a $613,000 increase in costs charged to construction (which acts to reduce expense) as a result of a higher level of construction activity.

    Income taxes increased by $3.5 million from $9.0 million in 1993 to $12.5 million in 1994 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges).

    Deferred Treatment Plant Costs, Net and Carrying Charges. Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the allowance for funds used during construction ("AFUDC")) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover $5.8 million of costs deferred with respect to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $885,000 had been recovered as of December 31, 1994.

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

    As of December 31, 1994, a total of $4.6 million of costs relative to the Crystal Lake, Ceasetown and Watres Water Treatment Plants and related facilities had been deferred pursuant to the PPUC's Orders of September 24, 1992, and July 28, 1993. PG&W will seek recovery of the costs that have been so deferred in its next rate increase request relating to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

    Operating Income. As a result of the above, total operating income increased by $6.2 million (17.1%) from $36.2 million for 1993 to $42.3 million for 1994, and increased as a percentage of total operating revenues for such periods from 17.4% in 1993 to 18.0% in 1994. Operating income from gas utility operations increased $353,000 (1.8%) from $19.1 million in 1993 to $19.5 million in 1994, primarily as a result of a $2.6 million increase in the gross margin, the effect of which was partially offset by a higher level of maintenance expense because of colder than normal weather in January and February, 1994, and increased gross receipts tax as a result of the higher level of gas revenues. Operating income from water utility operations increased $5.8 million (34.2%) from $17.0 million in 1993 to $22.8 million in 1994. This increase was primarily the result of rate increases effective March 9, 1993, June 23, 1993, and December 16, 1993, and a decrease in other taxes, the effects of which were partially offset by increases in other operations expense, depreciation, net deferred treatment plant costs and income taxes, as discussed above.

    Other Income, Net. Other income, net decreased $544,000 from $560,000 for 1993 to $16,000 for 1994. This decrease was primarily attributable to a $1.5 million decrease in the allowance for equity funds used during construction because of a lower level of construction in progress, largely as a result of the completion of the Crystal Lake, Watres and Ceasetown Water Treatment Plants in 1993, and the discontinuance of the deferral of carrying charges relative to those plants. The effect of such items was partially offset by a $254,000 increase ($145,000 net of related income taxes) in gains on the sale of non-watershed land, a $469,000 gain ($268,000 net of related income taxes) on the sale of PG&W's interest in an oil and gas joint venture and a decrease in net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Luzerne County Industrial Development Authority (the "Authority") Exempt Facilities Revenue Bonds, 1992 Series B (Pennsylvania Gas and Water Company Project) (the "1992 Series B Bonds.") See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee for the 1992 Series B Bonds (the "IDA Trustee"), pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income, net.

    Interest Charges. Interest charges increased by $2.1 million (10.4%) from $20.4 million for 1993 to $22.5 million for 1994. This increase was primarily attributable to a $1.2 million decrease in AFUDC, largely because of the completion of the Crystal Lake, Ceasetown and Watres Water Treatment Plants, and the discontinuance of the deferral, which totaled $1.2 million during 1993, of the carrying charges associated with those plants.

    Interest on long-term debt increased by $707,000 (3.4%) from $20.5 million during 1993 to $21.2 million during 1994. The increase was principally the result of an additional $868,000 of interest expense relative to the 1992 Series B Bonds being reflected as interest on long-term debt (see "-Other Income, Net"). The weighted average indebtedness outstanding during 1994 was $287.8 million as compared to $288.2 million during 1993. The weighted average interest rate on indebtedness during 1994 was 7.73% as compared to 7.93% during 1993.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.8 million (28.2%) from $6.5 million for 1993 to $4.6 million for 1994, primarily as a result of the redemption by PG&W on December 23, 1993, of 100,000 shares ($10.0 million), and on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% cumulative preferred stock, $100 par value.

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $5.3 million (54.2%) from $9.8 million for 1993 to $15.2 million for 1994. The increased earnings in 1994 were the result of the matters discussed above, principally the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9, 1993, June 23, 1993, and December 16, 1993, and the increase in the gross margin on gas operations resulting primarily from the higher level of sales to residential and commercial heating customers. The effects of these factors were partially offset by increased operating expenses and interest charges.

    Before the $534,000 premium  paid  on  the  redemption  of 150,000 shares of
PG&W's 9.50% cumulative  preferred  stock  on  May  31,  1994,  and the $446,000 premium paid on the  redemption  of  150,000  shares  of PG&W's 8.90% cumulative preferred stock on December 16,  1994,  the  earnings  per share of common stock increased $.56 (23.7%) from $2.36 per share for 1993 to $2.92 per share for 1994.
This improvement was the result of  the 54.2% increase in earnings applicable to common stock and  occurred  despite  a  24.3%  increase  in the weighted average number of shares outstanding during 1994,  primarily  as a result of PG&W's sale of 834,000 shares of common stock to Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, on October  27,  1993.  While premiums on the redemption of preferred stock are charged to retained earnings and are not a determinant of
earnings  applicable  to  common   stock,   the  premiums  associated  with  any
redemptions occurring subsequent to January 20, 1994, must be taken into account in calculating the earnings per share  of  common  stock.  As a consequence, the premiums on the redemption  of  the  150,000  shares  of PG&W's 9.50% cumulative preferred stock and  the  150,000  shares  of  PG&W's 8.90% cumulative preferred stock acted to reduce earnings per share for 1994 by $.19 per share, resulting in earnings of $2.73 per share of common stock for the year, an increase of $.37 per share (15.7%) over the earnings of  $2.36  per share for the year ended December
31, 1993.

o Year ended December 31, 1993, compared with year ended December 31, 1992

    Operating Revenues.   Operating  revenues  of  PG&W  increased $14.8 million
(7.7%) from $191.9 million for 1992 to $206.7 million for 1993.

    Gas operating revenues increased by $10.1 million (7.1%) from $143.2 million for 1992 to $153.3 million for 1993, primarily as a result of price increases averaging 6.8% (designed to total $9.5 million on an annual basis) effective December 1, 1992, and 19.0% (designed to total $28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. Also contributing to the increase in gas operating revenues in 1993 was an 840 million cubic feet (3.9%) increase in sales to residential and commercial heating customers. Although heating degree days were 1.8% lower than normal during 1993, they were 0.7% higher than in 1992. The effect of the price increases and colder weather on gas operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service.

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

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $12.6 million (8.0%) from $158.0 million for 1992 to $170.5 million for 1993. As a percentage of operating revenues, total operating expenses increased from 82.4% during 1992 to 82.6% during 1993. Operating expenses related to PG&W's gas utility operations increased by $10.2 million (8.2%) from $124.0 million in 1992 to $134.2 million in 1993, primarily as a result of an $8.8 million increase in the cost of gas. Operating expenses related to PG&W's water utility operations increased by $2.4 million (6.9%) from

$34.0 million in 1992 to $36.4 million in 1993, primarily as a result of increased operation and maintenance costs, depreciation and taxes, the effects of which were partially offset by a $1.2 million increase in the deferral of treatment plant costs (which acted to reduce expenses).

    The cost of gas increased $8.8 million (11.4%) from $77.7 million for 1992 to $86.6 million for 1993. The effect of this increase, which was the result of higher costs for purchased gas, was partially offset by a 2.7% (797 thousand cubic feet) decrease in the volume of gas sold during 1993 compared to 1992. This decreased volume was largely attributable to the aforementioned switching of customers from sales to transportation service. The gross margin on gas operations increased $1.3 million or 2.0% in 1993, primarily as a result of the increased sales to residential and commercial heating customers due to the colder weather experienced in 1993.

    Other than the cost of gas and income taxes, operating expenses increased by $3.0 million (4.2%) from $71.9 million for 1992 to $75.0 million for 1993. This increase was largely attributable to a $1.3 million increase in other taxes, principally as a result of increased gross receipts tax (resulting from the higher level of gas revenues) and increased property taxes (resulting from the construction of the Ceasetown and Watres Water Treatment Plants). Also contributing to this increase was a $1.6 million increase in other operations and maintenance expenses, primarily as a result of a $1.5 million increase in payroll costs, as well as a $1.4 million increase in depreciation (primarily as a result of capital additions and the change in March, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to water plant in the Crystal Lake Service Area). The effects of such increases were partially offset by a $1.2 million increase in the deferral of treatment plant costs during 1993. See "Deferred Treatment Plant Costs, Net and Carrying Charges."

    Income taxes increased by $684,000 (8.2%) from $8.3 million in 1992 to $9.0 million in 1993 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges) and the change, from 34% to 35%, in the federal corporate income tax rate on taxable income in excess of $10.0 million. This increase was the result of the enactment of the Omnibus Budget Reconciliation Act of 1993 (the "1993 Tax Act") on August 10, 1993. The provisions of the 1993 Tax Act, which were retroactive to January 1, 1993, increased PG&W's income tax expense by approximately $124,000 for the year 1993. The effects of the increased income before income taxes and the higher federal income tax rate were partially offset by the impact (approximately $668,000) of the nontaxable equity portions of the AFUDC and of the deferred treatment plant carrying charges that were recorded during 1993. See "-Other Income, Net", as discussed above.

    Deferred Treatment Plant Costs, Net and Carrying Charges. As more fully discussed above, pursuant to an Order of the PPUC entered September 24, 1992, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Similarly, in accordance with an Order of the PPUC entered July 28, 1993, PG&W deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities incurred prior to December 16, 1993, the effective date of the water rate increase approved by the PPUC on December 15, 1993, for customers served by the Ceasetown and Watres Water Treatment Plants. As contemplated by the PPUC's

Orders, PG&W will seek recovery of the $4.6 million of costs that have been so deferred in its next rate increase request relating to the Spring Brook Water Rate Area.

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

    Other Income, Net. Other income, net increased from $30,000 in 1992, to $560,000 in 1993, primarily as a result of the recording of $1.6 million of deferred treatment plant carrying charges and allowance for equity funds used during construction. This amount was partially offset by the net interest expense associated with the unutilized portion of the proceeds from the issuance on December 22, 1992, of the Authority's 1992 Series B Bonds. See "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA Trustee, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. Interest expense relative to the funds so utilized for the benefit of PG&W is reflected as interest on long-term debt. The interest expense relating to the portion of the funds held by the IDA Trustee, net of the income earned on the temporary investment of such funds, is reflected in other income, net.

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

    Earnings Applicable to Common Stock. Earnings applicable to common stock increased $1.9 million (24.7%) from $7.9 million ($2.02 per share) for the year ended December 31, 1992, to $9.8 million ($2.36 per share) for the year ended December 31, 1993. The increased earnings in 1993 were the result of the matters discussed above, primarily the increases in water operating revenues resulting from the rate increases which the PPUC allowed PG&W effective March 9, 1993, June 23, 1993, and December 16, 1993, and the increase in the gross margin on gas operations resulting from higher levels of sales to residential and commercial heating customers. The effects of these factors were partially offset by increases in operating expenses and dividends on PG&W's preferred stock.

    The earnings per share for the year ended December 31, 1993, increased 16.8%, compared to the similar period in 1992, as a result of the 24.7% increase in earnings applicable to common stock and despite the 6.9% increase in the weighted average number of shares outstanding during 1993, primarily as a result of PG&W's sale of 834,000 shares of common stock to PEI on October 27, 1993.

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

    The following is a summary of such filings (exclusive of those solely involving state tax adjustment surcharges) with respect to which the PPUC has issued an order since the beginning of 1992, or which are currently pending.

    Gas Rate Filings. Pursuant to the provisions of the Code which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC ordered PG&W to make the following changes during 1994, 1993 and 1992 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]               [C]
       December 1, 1994          $3.74   $3.68             $(1,800,000)
       December 1, 1993           2.79    3.74              28,800,000
       December 1, 1992           2.46    2.79               9,500,000

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of FERC Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.2 million, of which $1.1 million had been billed to PG&W and $659,000 had been recovered from its customers as of December 31, 1994. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed by its interstate pipelines pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $3.8 million had been billed to PG&W and $1.1 million had been recovered from its customers as of December 31, 1994. As of December 31, 1994, PG&W had recorded a liability of $5.6 million for the estimated transition costs that remained to be billed to it as of such date and both a current asset and a deferred asset (which together totaled $8.8 million) representing the transition costs remaining to be recovered from PG&W's customers.

    Water Rate Filings. As a general rule, public utilities are entitled to recover their reasonable operating expenses and earn a fair rate of return on their investment, or rate base. However, a regulated utility's ability to generate earnings is influenced significantly by the timing and amount of rate relief that it is granted. As part of the ratemaking process, the PPUC may reject, in whole or in part, a public utility's request to increase its rates where the PPUC concludes, after a hearing, that the service rendered by the public utility is inadequate in that it fails to meet quantity or quality standards for the type of service provided. Based upon previous rate filings (referred to below), PG&W expects that the quality of its water service will be scrutinized by the PPUC in any future water rate filings. In its Order of June 23, 1993, relating to the most recent Scranton Water Rate Area rate case, the PPUC granted PG&W rate relief despite its finding that PG&W's water quality did not always meet secondary drinking water standards. Notwithstanding this decision, PG&W believes that it is providing its customers with water service meeting or exceeding the PPUC's standards for quantity and quality, based on testing performed by PG&W and an independent laboratory of water at certain customers' premises which indicates that the water meets federal and state primary (health-related) drinking water standards all of the time and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards nearly all of the time. PG&W also believes that in the future as it makes further improvements to its distribution system, it will be able to demonstrate to the PPUC's satisfaction that it is providing adequate service to its customers.

    As discussed below, the rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. PG&W believes that it will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes" and that meets all applicable water quality standards. See "-Liquidity and Capital Resources-Failure to Obtain Adequate Rate Relief" for a discussion of the adverse effects on PG&W if adequate rate relief were denied.

    The magnitude of  the  projected  rate  increases  that  will be required to enable PG&W to fully recover its capital expenditures associated with the construction of the water treatment plants will be significant. Prior to the construction of the plants, the average annual cost of water to PG&W's customers receiving nonfiltered water was approximately $143. The average annual cost of water to PG&W's residential customers, all of whom are now receiving filtered water (except for several hundred who are supplied with ground water from wells), was approximately $340 as of March, 1995. PG&W anticipates that this cost will increase to approximately $460 in the latter part of this decade, at which time PG&W expects to have been allowed by the PPUC to fully reflect in rates its costs associated with the filtration of its water supplies. PG&W believes that these levels of increases, in terms of percentages, will not be inconsistent with those that will be experienced by other water utilities required to make a similar transition to filtered water; however, the level of rates that PG&W expects to seek in future rate increases will be such that the PPUC may question the "affordability" of such rates and may also require that any rate increases be phased-in over a period of time in order to reduce consumer "rate shock." While PG&W expects that the PPUC will grant it adequate rate relief in a timely manner, there can be no assurance that the PPUC will take such action.

    Scranton Area. By Order adopted March 22, 1991, the PPUC granted PG&W an approximate 110% rate increase effective March 23, 1991, for the Scranton Water Rate Area that was designed to produce $15.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan, pursuant to Financial Accounting Standards Board ("FASB") Statement 92 entitled "Regulated Enterprises-Accounting for Phase-in Plans." In accordance with said Order, PG&W deferred the billing of $4.7 million of the increased revenue recorded during the period March 23, 1991, through March 22, 1992. Effective March 23, 1992, PG&W began to bill such $4.7 million by means of a surcharge that will be in effect during the period through March 22, 2001, and as of December 31, 1994, $1.4 million had been so billed to its Scranton Water Rate Area customers.

    Crystal Lake Service Area. On June 30, 1992, PG&W filed an application with the PPUC seeking a water rate increase, designed to produce $4.4 million in additional annual revenue. This rate increase request involved the approximately 5,000 customers in the Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant, which became fully operational in August, 1992. On December 15, 1992, PG&W and certain parties filing objections to the rate increase request reached a settlement providing for an approximate 130% rate increase designed to produce $2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of FASB Statement 92. The settlement provided that $1.1 million of the increased revenue (an approximate 72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at the beginning of year two of the phase-in period). The settlement also specified that the $900,000 in revenue that would be deferred during the first year of the phase-in period, as well as an approximate $243,000 in related carrying charges, was to be collected from customers in the form of a surcharge in years three through five of the phase-in period. By Order adopted February 25, 1993, the PPUC approved the settlement effective March 9, 1993.

    In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $2.0 million increase in annual revenue allowed by the PPUC as additional revenue beginning March 9, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W deferred the billing of approximately $900,000 of the increased revenue recorded during the first year of the phase-in period (i.e., the period March 9, 1993, through March 8, 1994). Effective March 9, 1995, PG&W began to bill, by means of the surcharge that will be in effect in years three through five of the phase-in period, the approximate $900,000 that has been so deferred, as well as the related carrying charges.

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

    On August 19, 1993, the PPUC approved a settlement agreement (the "Settlement Agreement") resolving certain disputed issues relating to its June 23, 1993, Order. The Settlement Agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues (which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of December 31, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate (the "OCA") of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

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

    In accordance with the provisions of FASB Statement 92, PG&W commenced recording the entire $11.9 million increase in annual revenue allowed by the PPUC as additional revenue beginning December 16, 1993, along with the related carrying charges on revenue deferred in accordance with the phase-in plan. However, pursuant to the terms of the settlement, PG&W deferred the billing of $5.3 million of the increased revenue recorded during the first year of the phase-in period (i.e., the period December 16, 1993, through December 15, 1994). The amount so deferred was $200,000 less than the $5.5 million originally estimated because of slightly lower than anticipated consumption. Effective December 16, 1995, PG&W will begin to bill the $5.3 million that had been so deferred, as well as the related carrying charges, by means of the surcharge that will be effective in years three through five of the phase-in period.

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

    PG&W's ability to generate sufficient internal funds and to obtain the external funds that are required for its operations and construction expenditures is influenced significantly by the timing and amount of rate relief it is granted. PG&W believes that it will be granted sufficient rate relief to enable it to meet its future anticipated capital requirements, particularly in view of the increases in annual water revenue aggregating $35.8 million which PG&W has been granted by the PPUC since 1991 with respect to customers being supplied with filtered water. PG&W also believes that it will be allowed additional rate increases by the PPUC for its approximately 132,500 water customers, all of whom are now receiving filtered water (except for several hundred who are supplied with ground water from wells), because of the relatively low level of earnings that PG&W is realizing from its water utility operations and its expectation that with filtration and further distribution system improvements, water quality should be less of a concern in its requests for water rate increases. See "-Construction Expenditures and Related Financing" and "-Failure to Obtain Adequate Rate Relief."

    PEI relies on a number of sources, primarily cash dividends from PG&W, to provide the funds necessary to pay dividends on its common stock, to pay interest on its outstanding debt, and to meet all of its other obligations (other than the repayment of debt for which PEI principally relies upon periodic refinancings or sales of securities).

    Because of limitations imposed by the terms of PG&W's Restated Articles of Incorporation, as amended, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had no unsecured debt due on demand or within one year from issuance outstanding as of December 31, 1994.

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

    PG&W believes that it will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PG&W has made arrangements for a total of $67.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of March 10, 1995, $35.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has three additional short-term  bank lines of credit with an aggregate borrowing capacity of  $7.5  million  which  provide for borrowings at
interest rates generally less than  prime.   Borrowings outstanding under two of
these bank lines of credit  with  borrowing  capacities of $2.0 million and $3.0 million mature on May 31,  1995,  and  June  30, 1995, respectively.  Borrowings outstanding under the third bank  line  of  credit  with a borrowing capacity of
$2.5 million mature on  May  31,  1996.    As  of  March  10, 1995, PG&W had $3.9 million
of borrowings outstanding under these additional  bank  lines of credit.  Prior to their respective maturities, PG&W  intends  to  renew  the $7.5 million of these bank lines of credit.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1994, $3.8 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included $3.0 million of borrowings that were outstanding under PG&W's bank lines of credit as of such date.

    PG&W believes that it will have sufficient cash flow and borrowing capacity to repay current maturities of its preferred stock and long-term debt and to meet its other obligations based on its present earnings and financing capabilities, capitalization and banking arrangements and relationships.

Long-Term Debt and Capital Stock Financings

    PG&W periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings, exclusive of interim bank borrowings, consummated by PG&W since the beginning of 1993.

    During 1993 and 1994, PG&W utilized $15.9 million and $9.8 million, respectively, of the proceeds from the issuance by the Luzerne County Industrial Development Authority (the "Authority") on December 22, 1992, of $30.0 million of its 1992 Series B Bonds and with respect to which PG&W issued $30.0 million of its 7.125% First Mortgage Bonds to the PNC Bank (formerly Northeastern Bank of Pennsylvania) as trustee (the "IDA Trustee") for the 1992 Series B Bonds, as security for the 1992 Series B Bonds. The proceeds from the issuance of the 1992 Series B Bonds were deposited in a construction fund held by the IDA
Trustee for the Authority's 1992 Series B Bonds, pending their utilization to finance the construction of various additions and improvements to PG&W's water facilities for which construction commenced subsequent to September 23, 1992. As of December 31, 1994, $3.4 million of the proceeds (including investment income) was held by the IDA Trustee and was available to finance the future construction of qualified water facilities for PG&W.

    In addition, during 1993, PG&W assumed $812,000 of indebtedness to the Pennsylvania Infrastructure Investment Authority (an agency of the Commonwealth of Pennsylvania known as "PENNVEST") in connection with its acquisition of the assets and operations of two small water companies. Also, during 1993 and 1994, PG&W borrowed $1.6 million and $695,000 respectively, under the terms of a water facility loan agreement with PENNVEST dated December 3, 1992, relative to such acquisition. A total of $2.6 million is being made available to PG&W pursuant to the PENNVEST loan agreement, of which $270,000 remained available as of December 31, 1994, for borrowing by PG&W.

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

    On July 28, 1994, PEI implemented a Customer Stock Purchase Plan (the "Customer Plan") which provides the residential customers of PG&W with a method of purchasing newly-issued shares of PEI common stock at a 5% discount from the market price. PEI uses proceeds from the issuance of shares through the Customer Plan to purchase common stock of PG&W. During 1994, PG&W realized $1.7 million from the issuance of common stock to PEI in connection with the Customer Plan. Additionally, on January 3, 1995, PG&W realized $1.2 million from the issuance of common stock to PEI in connection with the Customer Plan.

    Through PEI's Dividend Reinvestment and Stock Purchase Plan ("DRP"), holders of shares of PEI common stock may reinvest cash dividends and/or make cash investments in the common stock of PEI. The DRP was amended on May 5, 1994, to provide PEI's shareholders with a method of reinvesting cash dividends and making cash investments to purchase newly-issued shares of PEI's common stock at a 5% discount from the market price. Prior to such amendment, cash dividends were reinvested at 100% of the market price in newly-issued shares and cash investments were used to purchase shares of PEI common stock on the open market. PEI uses the proceeds from the DRP to purchase common stock of PG&W. During 1994, 1993 and 1992, PG&W realized $1.8 million, $465,000 and $385,000, respectively, from the issuance of common stock to PEI in connection with the DRP. Additionally, on January 3, 1995, PG&W realized $1.3 million from the issuance of common stock to PEI in connection with the DRP.

    On November 15, 1994, the Authority issued $30.0 million of its Exempt Facilities Revenue Refunding Bonds, 1994 Series A (Pennsylvania Gas and Water Company Project) (the "1994 Series A Bonds") and in connection therewith, PG&W issued $30.0 million of its 7% Series First Mortgage Bonds. PG&W will make payments to the IDA Trustee pursuant to the 7% Series First Mortgage Bonds in amounts sufficient and at the times necessary to pay the debt service requirements on the 1994 Series A Bonds. The proceeds from the issuance of the 1994 Series A Bonds, along with additional funds provided by PG&W, were deposited with the IDA Trustee for the Authority's Exempt Facilities Revenue Bonds, 1987 Series B (Pennsylvania Gas and Water Company Project) (the "1987 Series B Bonds") on November 15, 1994, for use in redeeming the 1987 Series B Bonds on December 1, 1994. The deposit of such funds acted to discharge all of PG&W's obligations with respect to its 8%, 1987 Series B Note in the principal amount of $30.0 million which had been issued to the IDA Trustee in connection with the 1987 Series B Bonds and which was subject to repayment on December 1, 1994.

    PG&W's rated first mortgage bonds are currently rated BBB- (investment grade) by Standard & Poor's Corporation ("S&P"), Baa3 (investment grade) by Moody's Investors Services ("Moody's") and Class 2 by the National Association of Insurance Commissioners ("NAIC"). On July 25, 1994, S&P said PG&W's outlook was "stable" and that "continued, though slow financial improvement is expected with the phase-in of water rate relief." However, S&P noted that "significant capital expenditures and an excessive dividend payout...will continue to challenge management over the intermediate term."

    If PG&W's rated first mortgage bonds are downgraded below Class 2 (i.e., below investment grade) by the NAIC, this downgrade would cause the stated interest rate on PG&W's $50.0 million of 9.57% Series First Mortgage Bonds due 1996 to increase to 11.17% per annum (which increase would cost PG&W $800,000 per year in additional interest expense, exclusive of tax benefits). Also, any downgrading of PG&W's rated first mortgage bonds below investment grade by both S&P and Moody's would result in the interest rate charged on borrowings under the Credit Agreement being increased by one quarter percent per annum (which increase could cost PG&W as much as $150,000 per year in additional interest expense, exclusive of tax benefits, depending on the amount of borrowings outstanding under the Credit Agreement). Additionally, any downgrading of PG&W's rated first mortgage bonds by S&P, Moody's or the NAIC could have a material adverse effect on the cost and difficulty of issuing additional debt, which in turn could significantly impair PEI's and PG&W's ability to refinance debt and fund future capital expenditures. See "-Failure to Obtain Adequate Rate Relief."

Construction Expenditures and Related Financing

    Expenditures for the construction of utility plant during the period 1992 through 1994 were as follows:
[CAPTION]
                            Water             Gas
              Year       Facilities       Facilities        Total
                                    (Thousands of Dollars)
              [S]        [C]              [C]              [C]
              1992       $   44,352       $   12,669       $ 57,021
              1993           32,575           13,325         45,900
              1994           19,321           17,455         36,776
                         $   96,248 *     $   43,449       $139,697

    * Includes $30.5 million, $20.7 million and $2.1 million, expended in 1992, 1993 and 1994, respectively, for various water supply and treatment facilities and associated distribution system improvements constituting part of the program that PG&W adopted in 1986 for filtering all of its regularly used water supplies.

    Approximately $13.2 million of PG&W's expenditures for the construction of water facilities during 1994 were financed with proceeds from the issuance of the Authority's 1992 Series B Bonds being held by the IDA
Trustee for the benefit of PG&W and with revenues from the water rate increase for Scranton Water Rate Area which was effective June 23, 1993 (the "Scranton Area Water Rate Increase") (see "-Rate Matters-Water Rate Filings-Scranton Area"). The balance ($6.1 million) of PG&W's expenditures for the construction of water facilities during 1994, as well as its expenditures for the construction of gas facilities during 1994, were financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

    PG&W estimates that its capital expenditures for 1995 through 1997 will total $147.7 million, of which $74.5 million will involve the construction of water facilities and $73.2 million will involve the construction of gas facilities. PG&W anticipates that a portion of such water facilities will be financed with the $3.4 million of proceeds from the issuance of the Authority's 1992 Series B Bonds held by the IDA Trustee as of December 31, 1994, for the benefit of PG&W and with $7.5 million of revenues from the Scranton Area Water Rate Increase, while the balance of its expenditures for water facilities ($63.6 million), as well as its expenditures for gas facilities, will be financed with approximately $25.0 million from the issuance of a term loan in 1995, $29.5 million in 1996 from the sale of common stock to PEI, $50.0 million from the issuance of another series of first mortgage bonds in 1997, proceeds from the sale of common stock to PEI in connection with the Customer Plan and DRP, and internally generated funds.

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

Failure to Obtain Adequate Rate Relief

    If PG&W is unable to obtain adequate rate relief in future rate increase applications filed with the PPUC, PG&W would be forced to restrict its cash expenditures by, among other actions, possibly reducing dividends on its common stock, thereby resulting in a reduction of PEI's common stock dividends, curtailing or deferring work on various capital projects, all of which could negatively impact the quality and reliability of services rendered to the public by PG&W.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of PG&W and the report of independent public accountants thereon are presented on pages 37 through 62 of this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Gas and Water Company:

We have audited the accompanying balance sheets and statements of capitalization of Pennsylvania Gas and Water Company (the "Company") (a Pennsylvania corporation and a wholly-owned subsidiary of Pennsylvania Enterprises, Inc.) as of December 31, 1994 and 1993, and the related statements of income, common shareholder's investment, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Gas and Water Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions pursuant to standards promulgated by the Financial Accounting Standards Board.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP


New York, N.Y.
February 17, 1995

                      PENNSYLVANIA GAS AND WATER COMPANY

                             STATEMENTS OF INCOME

[CAPTION]
                                                   Year Ended December 31,
                                                1994         1993       1992
                                                    (Thousands of Dollars)
[S]                                           [C]         [C]         [C]
OPERATING REVENUES:
  Gas                                         $ 167,992   $ 153,325   $ 143,227
  Water                                          66,731      53,363      48,651
      Total operating revenues                  234,723     206,688     191,878

OPERATING EXPENSES:
  Cost of gas                                    98,653      86,557      77,720
  Other operation expenses                       40,153      38,859      37,971
  Maintenance                                    10,093       9,341       8,677
  Depreciation                                   14,339      12,299      10,856
  Deferred treatment plant costs, net               581      (1,532)       (294)
  Income taxes                                   12,499       8,989       8,305
  Other taxes                                    16,073      16,019      14,730
      Total operating expenses                  192,391     170,532     157,965

OPERATING INCOME                                 42,332      36,156      33,913

OTHER INCOME, NET (Note 3)                           16         560          30

INCOME BEFORE INTEREST CHARGES                   42,348      36,716      33,943

INTEREST CHARGES:
  Interest on long-term debt                     21,222      20,515      18,929
  Other interest                                  1,575       2,589       4,292
  Allowance for borrowed funds used
    during construction                            (255)     (1,482)     (1,773)
  Deferred treatment plant carrying
    charges                                           -      (1,207)       (461)
      Total interest charges                     22,542      20,415      20,987

NET INCOME                                       19,806      16,301      12,956

DIVIDENDS ON PREFERRED STOCK                      4,639       6,462       5,065

EARNINGS APPLICABLE TO COMMON STOCK           $  15,167   $   9,839   $   7,891

COMMON STOCK:
  Earnings per share of common stock (Note 4):
    Before premium on redemption of
      preferred stock                         $    2.92   $    2.36   $    2.02
    Premium on redemption of
      preferred stock                              (.19)          -           -
    Earnings per share of common stock        $    2.73   $    2.36   $    2.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 5,189,108   4,176,087   3,908,351

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

[CAPTION]
                                                            December 31,
                                                        1994          1993
                                                      (Thousands of Dollars)
ASSETS
[S]                                                   [C]           [C]
UTILITY PLANT:
  Gas plant, at original cost less
    acquisition adjustments of $386,000               $260,679      $245,969
  Water plant, at original cost plus
    acquisition adjustments of $14,572,000, and
      $14,577,000, respectively                        376,735       360,996
  Common plant, at original cost                        26,118        26,212
                                                       663,532       633,177
  Accumulated depreciation                             (94,461)      (86,287)
                                                       569,071       546,890


OTHER PROPERTY AND INVESTMENTS:
  Restricted funds held by trustee (Note 6)              3,401        12,853
  Other                                                  2,872         3,291
                                                         6,273        16,144

CURRENT ASSETS:
  Cash and cash equivalents                                304         2,714
  Accounts receivable -
    Customers                                           22,297        20,533
    Others                                               1,474         1,258
    Reserve for uncollectible accounts                  (1,299)       (1,223)
  Accrued utility revenues                              13,299        16,123
  Materials and supplies, at average cost                4,078         3,549
  Gas held by suppliers, at average cost                20,025        26,650
  Deferred cost of gas & supplier refunds, net           8,475        12,752
  Prepaid expenses and other                             2,531         2,026
                                                        71,184        84,382

DEFERRED CHARGES:
  Deferred taxes collectible                            55,410        51,382
  Natural gas transition costs collectible (Note 2)      4,099             -
  Unamortized debt expense                               7,177         5,745
  Deferred treatment plant costs
    and carrying charges                                 9,548        10,129
  Deferred water utility billings (Note 2)               8,908         3,885
  Other                                                  7,610         7,751
                                                        92,752        78,892




TOTAL ASSETS                                          $739,280      $726,308


The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS

[CAPTION]
                                                              December 31,
                                                          1994         1993
                                                        (Thousands of Dollars)
[S]                                                    [C]          [C]
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see accompanying statements on
  page 42):
  Common shareholder's investment (Notes 4 and 7)       $216,032     $188,011
  Preferred stock (Note 5) -
    Not subject to mandatory redemption, net              33,615       33,615
    Subject to mandatory redemption                        1,760       31,840
  Long-term debt (Note 6)                                311,725      266,259
                                                         563,132      519,725


CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption (Notes 5, 6 and 8)                          3,810       38,664
  Notes payable -
    Bank (Note 8)                                              -        2,000
    Parent                                                     -        3,680
  Accounts payable -
    Suppliers                                             16,762       22,401
    Affiliates, net                                          788        1,888
  Accrued general business and realty taxes                3,881        3,574
  Accrued income taxes                                     3,185        4,984
  Accrued interest                                         4,716        4,042
  Accrued natural gas transition costs (Note 2)            2,356            -
  Other                                                    3,455        2,440
                                                          38,953       83,673


DEFERRED CREDITS:
  Deferred income taxes                                   96,939       87,005
  Accrued natural gas transition costs (Note 2)            3,250            -
  Unamortized investment tax credits                       8,943        9,183
  Advances for construction                               11,349       10,985
  Contributions in aid of construction                    10,207        9,810
  Operating reserves                                       2,383        1,863
  Other                                                    4,124        4,064
                                                         137,195      122,910



COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)


TOTAL CAPITALIZATION AND LIABILITIES                    $739,280     $726,308



The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                      1994       1993       1992
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                        $ 19,806   $ 16,301   $ 12,956
  Effects of noncash charges (credits) to income -
    Depreciation                                      14,365     12,324     10,875
    Deferred income taxes, net                         5,871      1,678      2,048
    Provisions for self insurance                      1,695      1,800      1,196
    Deferred treatment plant costs and carrying
      charges, net                                       581     (3,560)      (756)
    Allowance for equity funds used during
      construction                                       (40)      (734)         -
    Deferred water utility billings                   (5,574)      (582)      (969)
    Other, net                                         3,522      4,540      2,812
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues           1,449     (2,159)    (2,517)
    Gas held by suppliers                              6,625     (5,038)    (1,586)
    Accounts payable                                  (5,609)      (515)     2,377
    Deferred cost of gas and supplier refunds, net     5,784    (13,307)   (11,429)
    Other current assets and liabilities, net           (559)       754      2,794
  Other operating items, net                          (3,822)    (3,251)    (2,326)
      Net cash provided by operating activities       44,094      8,251     15,475

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)           (37,940)   (46,526)   (58,324)
  Other, net                                           2,226      1,493      2,030
      Net cash used for investing activities         (35,714)   (45,033)   (56,294)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                            23,439     32,366     12,905
  Issuance of preferred stock                              -          -     23,615
  Redemption of preferred stock                      (30,080)   (10,080)       (80)
  Dividends on common and preferred stock            (14,244)   (18,398)   (14,940)
  Issuance of long-term debt                          30,696     20,634    110,000
  Repayment of long-term debt                        (38,584)   (31,485)   (57,371)
  (Repayment) issuance of note payable to parent      (3,680)         -      3,680
  Intercompany advance                                     -          -     15,000
  Restricted funds held by trustee (Note 6)            9,753     15,868    (27,994)
  Net increase (decrease) in bank borrowings          15,370     32,247    (20,167)
  Other, net                                          (3,460)    (2,226)    (3,917)
      Net cash provided by (used for) financing
        activities                                   (10,790)    38,926     40,731

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (2,410)     2,144        (88)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         2,714        570        658
CASH AND CASH EQUIVALENTS AT END OF YEAR            $    304   $  2,714   $    570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)            $ 21,001   $ 21,092   $ 16,972
    Income taxes                                    $  7,353   $  6,790   $  3,667

                                        -42-

The accompanying notes are an integral part of the financial statements.

                        PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                   1994                 1993
                                                     (Thousands of Dollars)
COMMON SHAREHOLDER'S INVESTMENT (Note 7):
  Common stock, no par value (Note 4)
    (stated value $10 per share)
    Authorized - 10,000,000 shares
    Outstanding - 5,456,665 shares and
      4,868,718 shares, respectively             $ 54,567             $ 48,687
  Additional paid-in capital                       90,201               72,642
  Retained earnings                                71,264               66,682
     Total common shareholder's investment        216,032   38.4%      188,011   36.2%

PREFERRED STOCK, par value $100 per share
  Authorized - 997,500 shares (Note 5):
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
        100,000 shares issued                      10,000               10,000
      9% cumulative preferred,
        250,000 shares outstanding, net of
        issuance costs                             23,615               23,615
    Total preferred stock not subject to
        mandatory redemption, net                  33,615    6.0%       33,615    6.5%

    Subject to mandatory redemption -
      5.75% cumulative preferred, 18,400 and
        19,200 shares outstanding, respectively     1,840                1,920
      8.90% cumulative preferred, 150,000 shares
        outstanding in 1993                             -               15,000
      9.50% 1988 series cumulative preferred,
        150,000 shares outstanding in 1993              -               15,000
      Less current redemption requirements            (80)                 (80)
    Total preferred stock subject to
        mandatory redemption                        1,760    0.3%       31,840    6.1%

LONG-TERM DEBT (Note 6):
  First mortgage bonds                            237,535              207,745
  Notes                                            65,500               77,845
  Other                                            12,420               19,253
  Less current maturities and sinking
    fund requirements                              (3,730)             (38,584)
     Total long-term debt                         311,725   55.3%      266,259   51.2%

TOTAL CAPITALIZATION                             $563,132  100.0%     $519,725  100.0%






The accompanying notes are an integral part of the financial statements.




                           PENNSYLVANIA GAS AND WATER COMPANY

                      STATEMENTS OF COMMON SHAREHOLDER'S INVESTMENT

                  FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

[CAPTION]
                                             Additional
                                     Common   Paid-In      Retained
                                     Stock    Capital      Earnings      Total
                                             (Thousands of Dollars)
[S]                                 [C]      [C]           [C]         [C]
Balance at December 31, 1991        $36,957  $   39,587    $ 71,134    $147,678

Net income for 1992                       -           -      12,956      12,956
Issuance of common stock              3,230       9,207           -      12,437
Loss on sale of preferred stock
  held in treasury                        -         (18)        (15)        (33)
Dividends on:
  Preferred stock (Note 5)                -           -      (5,065)     (5,065)
  Common stock ($2.54 per share)          -           -      (9,875)     (9,875)

Balance at December 31, 1992         40,187      48,776      69,135     158,098

Net income for 1993                       -           -      16,301      16,301
Issuance of common stock              8,500      23,866           -      32,366
Premium on redemption of
  preferred stock                         -           -        (356)       (356)
Dividends on:
  Preferred stock (Note 5)                -           -      (6,462)     (6,462)
  Common stock ($2.8225 per share)        -           -     (11,936)    (11,936)

Balance at December 31, 1993         48,687      72,642      66,682     188,011

Net income for 1994                       -           -      19,806      19,806
Issuance of common stock              5,880      17,559           -      23,439
Premium on redemption of preferred
  stock                                   -           -        (980)       (980)
Dividends on:
  Preferred stock (Note 5)                -           -      (4,639)     (4,639)
  Common stock ($1.81 per share)          -           -      (9,605)     (9,605)

Balance at December 31, 1994        $54,567  $   90,201    $ 71,264    $216,032














The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Pennsylvania Gas and Water Company ("PG&W"), a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), is a regulated public utility subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. PG&W has one wholly-owned subsidiary, Penn Gas Development Co. (PGD), which has not been consolidated since it is insignificant. Prior to October 1, 1994, PG&W had four other wholly-owned subsidiaries, each a small water company, which were not consolidated since they also were insignificant. As of September 30, 1994, these four small water companies were merged into PG&W. The equity method is used to account for PG&W's investment in PGD and was used to account for its investment in the four small water companies prior to their merger into PG&W.

    Utility Plant and Depreciation. Utility plant is stated at cost, which represents the original cost of construction, including payroll, administrative and general costs, an allowance for funds used during construction, and the plant acquisition adjustments. The plant acquisition adjustments represent the difference between the cost to PG&W of plant acquired as a system and the cost of such plant when first devoted to public service, and are primarily attributable to land, water rights and goodwill. Except for approximately $340,000 recorded in 1993 with respect to water plant, which is being amortized over a ten-year period, the plant acquisition adjustments relate to acquisitions made prior to October 31, 1970, and thus are not required to be amortized for financial reporting purposes since PG&W believes there has been no diminution in their value. Also, such treatment is consistent with PPUC Orders.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as either other income, net (with respect to the cost of equity funds) or as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 7% in 1994, 8% in 1993 and 7% in 1992.

    PG&W provides for depreciation on a straight-line basis for gas plant and all common plant. As of December 31, 1994, depreciation was provided on a straight-line basis for approximately 96% of the water plant and on a 4%
compound interest method for the remainder of the water plant. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, resulted in the following percentages:
[CAPTION]
                              1994              1993             1992
            [S]               [C]               [C]              [C]
            Gas               2.48%             2.49%            2.51%
            Water             2.02              1.71             1.57
            Common            7.62              8.06             6.76

    The increase in the annual rate of depreciation relative to water plant in both 1994 and 1993 reflects a change from the 4% compound interest method to the straight-line method of depreciation with respect to certain of that plant, as ordered by the PPUC. Such change in method of depreciation has generally been made as PG&W was allowed to initially increase its rates for customers receiving filtered water service.

    When depreciable property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable property, other than in the case of significant involuntary conversions or extraordinary retirements.

    Revenues and Cost of Gas. PG&W bills its customers based on estimated or actual meter readings on a cycle basis. Gas customers and certain water customers, primarily large users, are billed monthly on a cycle that extends throughout the month. Other water customers are billed bi-monthly on cycles that extends over the bi-monthly period. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues.

    PG&W generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, PG&W defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods.

    Deferred Charges (Regulatory Assets). PG&W generally accounts for and reports its costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. Such deferred charges include, among other amounts, deferred treatment plant costs and carrying charges as more fully discussed in the following paragraphs, certain pre-operating costs relative to PG&W's water treatment plants, costs associated with an early retirement plan, and certain preliminary survey and investigation costs. These amounts either relate to previously-issued orders of the PPUC or are of a nature which, in the opinion of PG&W, will be recoverable in future rates, based on past actions of the PPUC or other relevant factors.

    Pursuant to an Order of the PPUC entered September 5, 1990, PG&W deferred all operating expenses, including depreciation and property taxes, and the carrying charges (equivalent to the AFUDC) relative to the four new Scranton Area water treatment plants and related facilities from the dates of commercial operation of the plants until March 23, 1991, the effective date of the Scranton Area water rate increase approved by the PPUC on March 22, 1991. By its Order entered June 23, 1993, relative to the Scranton Water Rate Area, the PPUC granted PG&W's request to recover the $5.8 million of costs deferred relative to the Scranton Area water treatment plants and related facilities over a ten-year period beginning June 23, 1993, of which $885,000 had been recovered as of December 31, 1994.

    Similarly, as permitted by an Order of the PPUC entered September 24, 1992, PG&W has deferred all operating expenses, including depreciation and property taxes, and the carrying charges relative to the Crystal Lake Water Treatment Plant and related facilities from August 3, 1992 (the date of commercial operation of that plant), until March 9, 1993, the effective date of the water rate increase approved by the PPUC on February 25, 1993, for customers in PG&W's Spring Brook Water Rate Area served exclusively by the Crystal Lake Water Treatment Plant. Additionally, in accordance with an Order of the PPUC entered

July 28, 1993, PG&W deferred all expenses and the carrying charges relative to the Ceasetown and Watres Water Treatment Plants and related facilities, until December 16, 1993, the effective date of the water rate increase for customers served by the Ceasetown and Watres Water Treatment Plants approved by the PPUC on December 15, 1993. A total of $4.6 million of costs relative to these plants and related facilities had been so deferred pursuant to the respective PPUC Orders permitting the deferral of such costs.

    As contemplated by the PPUC's Orders of September 24, 1992, and July 28, 1993, PG&W will seek recovery of these costs, which total $4.6 million, in its next rate increase request relative to the Spring Brook Water Rate Area. Although it cannot be certain, PG&W believes that the recovery of such costs will be allowed by the PPUC in future rate increases, particularly in view of the PPUC's action allowing the recovery of the costs deferred with respect to the Scranton Area water treatment plants and related facilities.

    PG&W also records, as deferred charges, the direct financing costs incurred in connection with the issuance of long-term debt and redeemable preferred stock and equitably amortizes such amounts over the life of such securities.

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

    The components of PG&W's net deferred income tax liability as of December 31, 1994 and 1993, are shown below:

                                                       1994         1993
                                                    (Thousands of Dollars)
    Utility plant basis differences                  $94,430      $86,924
    Deferred treatment plant costs, net                4,194        4,460
    Deferred water utility billings                    4,151        1,892
    FERC Order 636 transition costs                    1,371            -
    Contributions and advances for construction       (3,544)      (3,284)
    Alternative minimum tax                           (2,213)      (2,176)
    Operating reserves                                (1,020)        (816)
    Other                                               (430)           5

        Net deferred income tax liability            $96,939      $87,005








The provision for income taxes consists of the following components:
                                                 1994       1993       1992
                                                   (Thousands of Dollars)
    Included in operating expenses:
      Currently payable -
        Federal                                $  4,986   $  5,644   $  4,664
        State                                     1,893      1,917      1,888
          Total currently payable                 6,879      7,561      6,552
      Deferred, net -
        Federal                                   5,486      2,535      2,512
        State                                       390       (851)      (503)
          Total deferred, net                     5,876      1,684      2,009
      Amortization of investment tax credits       (256)      (256)      (256)

          Total included in operating expenses   12,499      8,989      8,305

    Included in other income, net:
      Currently payable -
        Federal                                     213        (44)       (29)
        State                                        85        (28)       (26)
          Total currently payable                   298        (72)       (55)
      Deferred, net -
        Federal                                      (5)        (6)        39
        State                                         -          -          -
          Total deferred, net                        (5)        (6)        39

          Total included in other income, net       293        (78)       (16)

    Total provision for income taxes           $ 12,792   $  8,911   $  8,289

    The components of deferred income  taxes, which are recorded consistent with the treatment allowed by the PPUC for ratemaking purposes, are as follows:
                                                  1994       1993       1992
                                                    (Thousands of Dollars)
    Excess of tax depreciation over
      depreciation for accounting purposes       $ 3,449    $ 3,214    $ 2,502
    Deferred treatment plant costs, net             (266)     1,458        585
    Deferred water utility billings                2,259         75        258
    FERC Order 636 transition costs                1,371          -          -
    Take-or-pay costs, net                          (652)    (1,126)      (446)
    Other, net                                      (290)    (1,943)      (851)

        Total deferred taxes, net                $ 5,871    $ 1,678    $ 2,048

    Included in:
      Operating expenses                         $ 5,876    $ 1,684    $ 2,009
      Other income, net                               (5)        (6)        39

        Total deferred taxes, net                $ 5,871    $ 1,678    $ 2,048









    The total provision for income taxes shown in the accompanying statements of income differs from the amount which would be computed by applying the statutory federal income tax rate  to  income  before  income  taxes.  The following table summarizes the major reasons for this difference:
                                                   1994      1993       1992
                                                    (Thousands of Dollars)
    Income before income taxes                   $32,598   $25,212    $21,245
    Tax expense at statutory federal
      income tax rate                            $11,409   $ 8,824    $ 7,223
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit               1,751       935      1,161
        Deferred treatment plant carrying
          charges and allowance for equity funds
          used during construction                   (14)     (545)         -
        Amortization of investment tax credits      (256)     (256)      (256)
        Other, net                                   (98)      (47)       161

      Total provision for income taxes           $12,792   $ 8,911    $ 8,289

(2)  RATE MATTERS

Gas Utility Operations

    Annual Gas Cost Adjustment.  Pursuant  to the provisions of the Pennsylvania
Public  Utility  Code,  which  require  that  the  tariffs  of  gas distribution companies, such as PG&W, be adjusted  on  an  annual basis to reflect changes in their purchased gas costs, the PPUC  ordered  PG&W to make the following changes during 1994, 1993 and 1992 to the gas costs contained in its gas tariff rates:
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       December 1, 1994          $3.74   $3.68             $(1,800,000)
       December 1, 1993           2.79    3.74              28,800,000
       December 1, 1992           2.46    2.79               9,500,000

    The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs.   On October 15, 1993, the PPUC
adopted an annual purchased gas  cost  ("PGC") order (the "PGC Order") regarding recovery of Federal Energy  Regulatory  Commission ("FERC") Order 636 transition costs.  The PGC Order stated  that  Gas Transition Costs are subject to recovery through the annual PGC rate filing made  with  the PPUC by PG&W and other larger local gas distribution companies.  The  PGC Order also indicated that while Non-
Gas Transition Costs were not natural  gas costs eligible for recovery under the
PGC rate filing mechanism, such  costs  were  subject  to full recovery by local distribution companies through the  filing  of  a  tariff pursuant to either the existing surcharge or base rate provisions  of  the Code.  The PGC Order further stated that all such filings would be  evaluated on a case-by-case basis.  As of
February 1, 1994, PG&W began to recover  the Gas Transition Costs that are being billed to PG&W by its interstate pipelines  through an increase in its PGC rate.
It is currently estimated that these costs,  which will be billed to PG&W over a nineteen-month period extending  through  March  31,  1995,  will aggregate $1.2 million, of which $1.1 million  had  been  billed  to PG&W and $659,000 had been
recovered from its customers as  of  December  31,  1994.   By Order of the PPUC
entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to  its  customers  effective  September 12, 1994.  It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year  period extending through the fourth quarter of 1997, of which $3.8 million had been billed to PG&W and $1.1 million had been
recovered from its customers  as  of  December  31,  1994.   PG&W has recorded a
liability for the $5.6 million of such estimated transition costs that remain to be billed to it as of December 31, 1994, and both a current asset and a deferred asset (which together totaled $8.8 million as of December 31, 1994) representing the transition costs remaining to be recovered from its customers.

Water Rate Filings

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

    On August 19, 1993, the PPUC approved a settlement agreement resolving certain disputed issues relating to its June 23, 1993, Order. This settlement agreement provided, among other things, for (i) modification by the PPUC of its June 23, 1993, Order to reduce the amount of the revenue increase that it ordered be dedicated to distribution system improvements by the related income taxes and other expenses and the $319,000 additional expense for retiree health care and life insurance benefits that the PPUC allowed PG&W in its revenues
(which resulted in the requirement for an additional annual expenditure for distribution system improvements by PG&W of $2.5 million), (ii) the agreement by PG&W (with which it was in compliance as of December 31, 1994) to spend a total of $4.9 million annually (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30,
1993) for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service, (iii) the modification by the PPUC of its June 23, 1993, Order to restore the Hollister
Reservoir to PG&W's rate base, and (iv) the withdrawal by PG&W and the Office of Consumer Advocate (the "OCA") of their appeals to the Commonwealth Court of Pennsylvania regarding the PPUC's June 23, 1993, Order.

    Spring Brook Water Rate Increases.  Crystal  Lake Service Area.  On June 30,
1992, PG&W filed an application  with  the  PPUC  seeking a water rate increase,
designed to produce  $4.4  million  in  additional  annual  revenue.   This rate
increase request involved the approximately  5,000 customers in the Spring Brook
Water Rate Area served exclusively  by  the  Crystal Lake Water Treatment Plant,
which became fully operational in August, 1992.   On December 15, 1992, PG&W and


certain parties  filing  objections  to  the  rate  increase  request  reached a settlement providing for an approximate  130%  rate increase designed to produce
$2.0 million of additional annual revenue to be phased-in over a two-year period under the terms of a qualified phase-in plan pursuant to FASB Statement 92.  The settlement provided that $1.1 million  of  the increased revenue (an approximate
72% increase in rates) was to be realized through an immediate rate increase and that the remaining $900,000 in increased  revenue (an additional 58% increase in rates) was to be realized through another rate increase one year later (i.e., at
the beginning  of  year  two  of  the  phase-in  period).    The settlement also
specified that the $900,000 in revenue  that  would be deferred during the first year of the phase-in  period,  as  well  as  an  approximate $243,000 in related carrying charges, was to be collected from  customers in the form of a surcharge in years three through five of  the  phase-in period.  By Order adopted February
25, 1993,  the  PPUC  approved  the  settlement  effective  March  9,  1993.  In accordance with the provisions  of  FASB  Statement 92, PG&W commenced recording the entire $2.0  million  increase  in  annual  revenue  allowed  by the PPUC as additional revenue beginning  March  9,  1993,  along  with the related carrying charges on revenue deferred in accordance with the phase-in plan.

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







(3)  OTHER INCOME, NET

    Other income, net was comprised of the following elements:
                                                1994       1993       1992
                                                   (Thousands of Dollars)
    Gain on sale of investment in joint
      venture, net of related income taxes     $   268    $     -    $     -
    Gain on sale of non-watershed land and
      other property, net of related income
      taxes                                        165         20        102
    Deferred treatment plant carrying charges
      and allowance for equity funds used
      during construction                           40      1,555          -
    Interest on note to affiliate                    -          -        133
    Amortization of preferred stock issuance
      costs, net of related income tax
      benefits                                    (227)      (126)       (66)
    Net interest expense on proceeds
      remaining in construction fund              (217)      (785)       (23)
    Premium on retirement/defeasance of debt       (40)       (81)      (127)
    Other                                           27        (23)        11
      Total                                    $    16    $   560    $    30

(4)  COMMON STOCK

    Since January 1, 1992, PG&W has issued the following amounts of common stock to PEI, its parent  company,  in  addition  to  shares issued in connection with
PEI's Dividend Reinvestment and Stock  Purchase Plan and Customer Stock Purchase
Plan:
                                                        Purchase Price
      Date Purchased         Number of Shares    Per Share*      Aggregate
    March 23, 1992               171,779         $    40.75    $ 7.0 million
    June 19, 1992                137,143         $    40.25    $ 5.5
    October 27, 1993             834,000         $    38.25    $31.9
    May 31, 1994                 500,000         $    40.00    $20.0
      Total                    1,642,922                       $64.4 million

  * Approximately equal to the book value of PG&W's common stock at the date of issuance.

    The proceeds from the shares issued on  June 19, 1992, and October 27, 1993, were used to repay bank borrowings  which had been incurred primarily to finance construction expenditures.  The  shares  issued  on  March 23, 1992, represented capitalization of the $7.0 million contribution  made  by PEI to PG&W on January
30, 1992, which had been temporarily  treated as an intercompany advance pending approval by the PPUC of the issuance  of shares of common stock relative to such contribution.  Upon its receipt, the $7.0 million contribution was also utilized
to  repay   bank   borrowings   incurred   primarily   to  finance  construction
expenditures.  The proceeds from the shares issued on May 31, 1994, were used by
PG&W to redeem  $15.0  million  of  its  9.50%  1988 series cumulative preferred stock, to fund the $534,375 premium in connection with such redemption, to repay a portion of its bank borrowings and for working capital purposes.





    On July 28,  1994,  PEI  implemented  a  Customer  Stock  Purchase Plan (the
"Customer Plan") which provides the residential  customers of PG&W with a method of purchasing newly-issued shares of PEI common  stock at a 5% discount from the
market price.   PEI  uses  proceeds  from  the  issuance  of  shares through the
Customer Plan to purchase common stock of PG&W.  During 1994, PG&W realized $1.7 million from the issuance of common stock to PEI in connection with the Customer
Plan.  Additionally, on January  3,  1995,  PG&W  realized $1.2 million from the issuance of common stock to PEI in connection with the Customer Plan.

    Through PEI's Dividend Reinvestment and Stock Purchase Plan ("DRP"), holders of shares of PEI  common  stock  may  reinvest  cash  dividends and/or make cash
investments in the common stock of PEI.   The DRP was amended on May 5, 1994, to
provide PEI's shareholders  with  a  method  of  reinvesting  cash dividends and making cash investments to purchase newly-issued shares of PEI's common stock at
a 5% discount from the market  price.    Prior to such amendment, cash dividends
were reinvested at 100%  of  the  market  price  in newly-issued shares and cash investments were used to purchase shares of PEI common stock on the open market.
PEI uses the proceeds from the  DRP  to  purchase  common stock of PG&W.  During
1994,  1993  and  1992,  PG&W  realized  $1.8  million,  $465,000  and $385,000, respectively, from the issuance of  common  stock  to PEI in connection with the
DRP.  Additionally, on  January  3,  1995,  PG&W  realized $1.3 million from the issuance of common stock to PEI in connection with the DRP.

(5)  PREFERRED STOCK

Preferred Stock of PG&W Subject to Mandatory Redemption

    On December 23, 1993, PG&W redeemed  100,000 shares of the 9.50% 1988 series cumulative preferred stock  at  a  price  of  $103.5625  per share (plus accrued dividends to the redemption date), which included a voluntary redemption premium
of $3.5625 per  share  ($356,250  in  the  aggregate).    On  May 31, 1994, PG&W
redeemed the remaining  150,000  outstanding  shares  of  its  9.50% 1988 series cumulative preferred stock, $100 par value,  at  a price of $103.5625 per share, which included a voluntary redemption premium  of $3.5625 per share ($534,375 in the aggregate), plus accrued dividends.

    On December 16, 1994, PG&W redeemed all 150,000 shares of its 8.90% cumulative preferred stock at a price of $102.97 per share, which included a voluntary redemption premium of $2.97 per share ($445,500 in the aggregate).

    The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PG&W and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PG&W may already have purchased during the year at a per share price of not more than $100. Eight hundred such shares were acquired and cancelled by PG&W in each of the three years in the period ended December 31, 1994, for an aggregate purchase price in each year of $80,000.

    As of December 31, 1994,  the  sinking  fund requirements relative to PG&W's
5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding on such date) were $80,000 for each of the years 1995 through 1999.

    At PG&W's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($1,876,800 in the aggregate.)



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

Dividend Information

    The dividends on the preferred stock of  PG&W  in each of the three years in the period ended December 31, 1994, were as follows:
         Series                        1994         1993         1992
                                           (Thousands of Dollars)
          4.10%                       $  410       $  410       $  409
          5.75%                          108          113          117
          8.90%                        1,280        1,335        1,335
          9.00%                        2,250        2,250          829
          9.50% 1988 series              591        2,354        2,375

           Total                      $4,639       $6,462       $5,065

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





















(6)  LONG-TERM DEBT

    Long-term debt consisted of  the  following  components at December 31, 1994 and 1993:
                                                          1994          1993
                                                        (Thousands of Dollars)
    First mortgage bonds -
       6.05 % Series, due 2019                          $ 19,000      $ 19,000
       7    % Series, due 2017                            30,000             -
       7.125% Series, due 2022                            30,000        30,000
       7.20 % Series, due 2017                            50,000        50,000
       8    % Series, due 1997                             3,535         3,745
       8.375% Series, due 2002                            30,000        30,000
       9.23 % Series, due 1999                            10,000        10,000
       9.34 % Series, due 2019                            15,000        15,000
       9.57 % Series, due 1996                            50,000        50,000
                                                         237,535       207,745
    Notes -
      1%, due 1994 (Small Business Administration)             -           845
      8%, 1987 Series B, defeased on November 15, 1994         -        30,000
      Bank borrowings, at weighted average interest
        rates of 5.28% and 4.31%, respectively,
        (Note 8)                                          65,500        47,000
                                                          65,500        77,845
    Water facility loans from agencies of the
      Commonwealth of Pennsylvania, at interest rates
      ranging from 1.76% to 9.36%, repayable in
      installments through 2012                           12,420        19,253

    Less current maturities and sinking
      fund requirements                                   (3,730)      (38,584)
      Total long-term debt                              $311,725      $266,259

    7.125% Series First  Mortgage  Bonds.    On  December  22, 1992, the Luzerne
County Industrial Development Authority  (the  "Authority") issued $30.0 million of its 7.125% Exempt Facilities  Revenue  Bonds, 1992 Series B (Pennsylvania Gas
and Water Company  Project)  (the  "1992  Series  B  Bonds")  and, in connection therewith, PG&W issued $30.0 million  of  its 7.125% Series First Mortgage Bonds to PNC Bank (formerly Northeastern  Bank  of Pennsylvania), as trustee (the "IDA
Trustee") for the 1992 Series B Bonds,  as security for the 1992 Series B Bonds.
The proceeds from the issuance of  the  1992  Series B Bonds were deposited in a construction fund held by the IDA  Trustee  for the 1992 Series B Bonds, pending
their  utilization  to  finance  the   construction  of  various  additions  and
improvements  to  PG&W's  water  facilities  for  which  construction  commenced
subsequent to September  23,  1992.    As  of  December  31,  1994, $3.4 million
(including investment income) was so held  by  the IDA Trustee and was available to finance the  future  construction  of  qualified  water  facilities for PG&W.
Under the terms  of  the  7.125%  Series  First  Mortgage  Bonds, PG&W will make payments to the IDA Trustee in amounts  sufficient and at the times necessary to pay the debt service requirements on the 1992 Series B Bonds.

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

    7% Series First Mortgage Bonds.   On November 15, 1994, the Authority issued
$30.0 million of its Exempt  Facilities  Revenue  Refunding Bonds, 1994 Series A
(Pennsylvania Gas and  Water  Company  Project)  due  2017  (the  "1994 Series A
Bonds") and, in connection therewith, PG&W issued $30.0 million of its 7% Series
First Mortgage Bonds, as security for the  1994  Series A Bonds.  PG&W will make payments to the IDA Trustee pursuant  to  the  7% Series First Mortgage Bonds in amounts  sufficient  and  at  the  times  necessary  to  pay  the  debt  service
requirements on the 1994 Series A Bonds.   The proceeds from the issuance of the
1994 Series  A  Bonds,  along  with  additional  funds  provided  by  PG&W, were deposited with the IDA Trustee  for  the  Authority's $30.0 million of 8% Exempt
Facilities Revenue Bonds,  1987  Series  B  (Pennsylvania  Gas and Water Company
Project) (the "1987 Series B Bonds") on  November 15, 1994, for use in redeeming the 1987 Series B Bonds on December 1, 1994.  The deposit of such funds acted to discharge all of PG&W's obligations with  respect  to its 8%, 1987 Series B Note in the principal amount  of  $30.0  million  which  had  been  issued to the IDA
Trustee in connection with the  1987  Series  B  Bonds  and which was subject to repayment on December 1, 1994.

    Maturities and Sinking Fund  Requirements.    As  of  December 31, 1994, the
aggregate annual maturities and sinking  fund requirements of long-term debt for each of the next five years ending December 31, were:
                           Year              Amount
                           1995           $  3,730,000
                           1996           $113,258,000 (a)
                           1997           $  3,694,000
                           1998           $    611,000
                           1999           $ 10,644,000 (b)

    (a) Includes $62.5 million of bank borrowings outstanding as of December 31, 1994, due May 31, 1996, and PG&W's 9.57% Series First Mortgage Bonds in the principal amount of $50.0 million due September 1, 1996.

    (b) Includes PG&W's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999.

    Liens Securing Indebtedness.    Most  of  PG&W's  properties  are subject to
mortgage  liens  securing  certain  funded  debt.    Additionally,  PG&W's gross
revenues and receipts, accounts receivable  and  certain of its other rights and interests are  subject  to  liens  securing  various  water  facility loans from agencies established by  the  Commonwealth  of  Pennsylvania  for the purpose of providing financial assistance to public water  supply and sewage systems in the state.  These liens are limited to  the amount of the related loans outstanding, which aggregated $12.4 million as of December 31, 1994.







(7)  DIVIDEND RESTRICTIONS

    The preferred stock provisions of PG&W's Restated Articles of Incorporation and certain of the agreements under which PG&W has issued long-term debt provide for certain dividend restrictions. As of December 31, 1994, $37,357,000 of the retained earnings of PG&W were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(8)  BANK NOTES PAYABLE

    PG&W has  entered  into  a  revolving  bank  credit  agreement  (the "Credit
Agreement") with a group of six banks  under the terms of which $60.0 million is
available for borrowing by PG&W.    The  Credit  Agreement terminates on May 31,
1996, at which time any  borrowings  outstanding thereunder are due and payable.
The interest rate on  borrowings  under  the  Credit Agreement is generally less than prime.  The Credit Agreement also  requires the payment of a commitment fee of .195% per annum on  the  average  daily  amount  of the unused portion of the available funds.  As  of  March  10,  1995,  $35.0  million of borrowings were
outstanding under the Credit  Agreement.    PG&W  currently has three additional
bank lines of credit with an  aggregate borrowing capacity of $7.5 million which provide for borrowings at interest rates  generally less than prime.  Borrowings outstanding under two of these bank lines of credit with borrowing capacities of
$2.0 million and  $3.0  million  mature  on  May  31,  1995,  and June 30, 1995, respectively.  Borrowings outstanding under the third bank line of credit with a borrowing capacity of $2.5 million  mature  on  May  31,  1996.  As of March 10,
1995, PG&W had $3.9 million  of  borrowings outstanding under these additional
bank lines of credit.   The  commitment  fees  paid  by PG&W with respect to its
revolving bank credit agreements totaled  $97,000  in 1994, $113,000 in 1993 and
$152,000 in 1992.

    Because of limitations imposed by the terms of PG&W's preferred stock, PG&W is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG&W had no unsecured debt due on demand or within one year from issuance outstanding as of December 31, 1994.
























    Information relating to PG&W's  bank  lines  of  credit and borrowings under those lines of credit is set forth below:
                                                    As of December 31,
                                              1994         1993         1992
                                                  (Thousands of Dollars)
      Borrowings under lines of credit
        Short-term                          $      -     $  2,000     $      -
        Long-term                             65,500       47,000       17,000
                                            $ 65,500     $ 49,000     $ 17,000

      Unused lines of credit
        Short-term                          $      -     $  5,000     $      -
        Long-term                              2,000       13,000       28,000
                                            $  2,000     $ 18,000     $ 28,000

      Total lines of credit
        Prime rate                          $      -     $  2,000     $ 45,000
        Other than prime rate                 67,500       65,000            -
                                            $ 67,500     $ 67,000     $ 45,000

      Short-term bank borrowings (a)
        Maximum amount outstanding          $  5,692     $  5,666     $   -
        Daily average amount outstanding    $    441     $    637     $   -
        Weighted daily average interest
          rate                                3.984%       4.046%         -
        Weighted average interest rate at
          year-end                              -          4.208%         -
        Range of interest rates               3.700-       3.750-         -
                                              6.000%       6.000%         -

    (a) PG&W did not incur any short-term  bank borrowings during the year ended
        December 31, 1992, and had no short-term bank borrowings outstanding as of December 31, 1992, or December 31, 1994.

(9)  POSTEMPLOYMENT BENEFITS

Pension Benefits

    Substantially  all  employees  of  PG&W   are  covered  by  PEI's  trusteed,
noncontributory, defined benefit pension  plan.    Pension benefits are based on
years of  service  and  average  final  salary.    PG&W's  funding  policy is to
contribute an amount necessary to provide for benefits based on service to date, as well  as  for  benefits  expected  to  be  earned  in  the  future by current participants.  To the  extent  that  the  present  value of these obligations is fully covered by assets in  the  trust,  a  contribution  may  not be made for a
particular  year.    Net  pension  costs,  including  amounts  capitalized, were
$562,000, $443,000 and $333,000 in 1994, 1993 and 1992, respectively.












    The following items were the components of the net pension cost for the years 1994, 1993 and 1992:

                                                 1994        1993        1992
                                                    (Thousands of Dollars)
    Present value of benefits earned
      during the year                          $    999    $    854    $    789
    Interest cost on projected benefit
      obligations                                 2,545       2,402       2,262
    Return on plan assets                           973      (3,127)     (2,646)
    Net amortization and deferral                  (101)        (97)        (93)
    Deferral of investment (loss) gain           (3,854)        411          21
        Net pension cost                       $    562    $    443    $    333

    The funded status of the plan as of December 31, 1994 and 1993, was as follows:

[CAPTION]
                                                             1994        1993
                                                          (Thousands of Dollars)
    [S]                                                    [C]         [C]
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 21,592    $ 24,265
          Nonvested                                              77         125
            Total                                            21,669      24,390
        Provision for future salary increases                 7,565       9,769
        Projected benefit obligations                        29,234      34,159
    Market value of plan assets, primarily
      invested in equities and bonds                         30,457      32,471
    Plan assets in excess of (less than) projected
      benefit obligations                                     1,223      (1,688)
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over
      20 years                                               (2,528)     (2,758)
    Unrecognized prior service costs                          2,150       2,279
    Unrecognized net (gain) loss                             (1,644)      1,710

    Accrued pension cost at year-end                       $   (799)   $   (457)

    The discount rate used to determine the actuarial present value of the projected benefit obligations was 8-3/4% in 1994 and 8% in 1993. An expected long-term rate of return on plan assets of 9% and a 5-1/2% projected increase in future compensation levels were assumed in determining the net pension cost for both of the years 1994 and 1993.

Other Postretirement Benefits

    In addition to pension benefits, PG&W provides certain health care and life insurance benefits for retired employees. Substantially all of PG&W's employees may become eligible for those benefits if they reach retirement age while working for PG&W. Prior to January 1, 1993, the cost of retiree health care and life insurance, which totaled $870,000 in 1992, was expensed as the premiums were paid under insurance contracts.

    Effective January 1, 1993, PG&W adopted the provisions of FASB Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The provisions of FASB Statement 106 require that PG&W record the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis, as was PG&W's prior practice.

    The following items were the components of the net cost of postretirement benefits other than pensions for the years 1994 and 1993:
[CAPTION]
                                                            1994       1993
                                                        (Thousands of Dollars)
    [S]                                                   [C]        [C]
    Present value of benefits earned during the year      $    269   $    226
    Interest cost on accumulated benefit obligation            967        967
    Return on plan assets                                       (6)         -
    Net amortization and deferral                              654        617

    Net cost of postretirement benefits other than
      pensions                                               1,884      1,810
    Less disbursements for benefits                           (987)      (983)

    Increase in liability for postretirement benefits
      other than pensions                                 $    897   $    827

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of December 31, 1994 and 1993, follow:
[CAPTION]
                                                            1994       1993
                                                        (Thousands of Dollars)
    [S]                                                   [C]        [C]
    Accumulated benefit obligation:
      Retirees                                            $  9,021   $ 10,149
      Fully eligible active employees                        1,628      1,735
      Other active employees                                 1,305      1,222
                                                            11,954     13,106
    Plan assets at fair value                                  839          -
    Accumulated benefit obligation
      in excess of plan assets                              11,115     13,106
    Unrecognized transition obligation
      being amortized over 20 years                        (11,108)   (11,725)
    Unrecognized net gain (loss)                               885       (554)

    Accrued liability for postretirement
      benefits other than pensions                        $    892   $    827

    The assumptions used to calculate the costs to be accrued by PG&W under FASB Statement 106 included discount rates of 8-3/4% and 8% in 1994 and 1993, respectively, and a 5-1/2% projected annual increase in future compensation levels. It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 10-1/2% in 1994 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1994, by approximately $778,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1994 by approximately $64,000.

    The additional costs accrued pursuant to FASB Statement 106 are allocated between PG&W's gas utility and water utility operations. By Orders entered in 1993 relative to PG&W's water utility operations, the PPUC approved the inclusion of the costs required to be accrued pursuant to FASB Statement 106 in PG&W's water rates. Since PG&W has not sought to increase its base gas rates, the $447,000 ($256,000 net of related income taxes) and $407,000 ($232,000 net of related income taxes) of additional cost incurred in 1994 and 1993, respectively, with regard to PG&W's gas utility operations as a result of the adoption of the provisions of FASB Statement 106 were expensed without any adjustment being made to its gas rates.

Other Postemployment Benefits

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

(10)  CONSTRUCTION EXPENDITURES

    PG&W estimates the cost of its 1995 construction program will be $44.9 million, which includes $23.0 million for the construction of water facilities and $21.9 million for the construction of gas facilities.

(11)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which was subsequently revised. The PPUC staff agreed that the revised plan (the "Plan") satisfies the concerns of the PPUC expressed in the Emergency Order, and on November 30, 1994, the PPUC staff and PG&W entered into a Settlement Agreement, subject to approval by the PPUC, (i) terminating the informal investigation of the matter initiated by the PPUC staff, (ii) memorializing the acceptance by the PPUC staff of the Plan and (iii) evidencing PG&W's commitment to satisfy the requirements of the Plan. The PPUC must approve the Settlement Agreement. PG&W does not believe that compliance with the terms of the Settlement Agreement or any liability that might result from violations of law or the Emergency Order will have a material adverse effect on its financial position or results of operations.

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

(12) INDUSTRY SEGMENTS

    Financial information with respect to PG&W's industry segments for the years ended December 31, 1994, 1993 and 1992 is included in Item 1 of this Form 10-K. Such industry segment information is incorporated herein as part of these Financial Statements.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1994       1994        1994           1994
                                (Thousands of Dollars, Except Per Share Amounts)
     Operating revenues         $  96,285  $ 43,483  $      31,862  $     63,093
     Operating income              15,892     7,654          6,225        12,561
     Net income (loss)              9,037       882           (520)        5,768
     Earnings (loss) applicable
       to common stock
       Before premium on
         redemption of
         preferred stock             1.86       .17           (.10)         1.06
       Premium on redemption of
         preferred stock                -      (.11)             -          (.08)
     Earnings (loss) per share
       of common stock (a)           1.86       .06           (.10)          .98

                                                  QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1993       1993        1993           1993
                                (Thousands of Dollars, Except Per Share Amounts)

     Operating revenues         $  78,318  $ 37,251  $      27,959  $     63,160
     Operating income              13,315     5,672          4,762        12,407
     Earnings (loss) applicable
       to common stock              6,827    (1,037)        (1,506)        5,555
     Earnings (loss) per share
       of common stock (a)           1.70      (.26)          (.37)         1.20

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

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  o Restricted funds held by trustee.    The  fair value of the restricted funds
    held by the trustee has been based on the market value as of the respective dates of the financial instruments in which such funds have been invested.

  o Long-term debt. The fair value of PG&W's long-term debt has been estimated based on the quoted market price as of the respective dates for the portion of such debt which is publicly traded and, with respect to the portion of such debt which is not publicly traded, on the estimated borrowing rate as of the respective dates for long-term debt of comparable credit quality with similar terms and maturities.

  o Preferred stock subject to mandatory redemption. The fair value of PG&W's preferred stock subject to mandatory redemption has been estimated based on the market value as of the respective dates for preferred stock of comparable credit quality with similar terms and maturities.

    The  carrying  amounts  and  estimated   fair  values  of  PG&W's  financial
instruments at December 31, 1994 and 1993, were as follows:
[CAPTION]
                                               1994                 1993
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Restricted funds held by trustee        $  3,401 $    3,401  $ 12,853 $   12,857
Long-term debt (including current
  portion)                               315,455    317,867   306,843    327,436
Preferred stock subject to
  mandatory redemption (including
  current portion)                         1,840      1,877    31,920     33,087

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
                                                                            Page
           Report of Independent Public Accountants . . . . . . . . . . . .  37

           Statements of Income for each of the three years in the
             period ended December 31, 1994 . . . . . . . . . . . . . . . .  38

           Balance Sheets as of December 31, 1994 and 1993. . . . . . . . .  39

           Statements of Cash Flows for each of the three years in the period ended December 31, 1994 . . . . . . . . . . . . . . . .  41

           Statements of Capitalization as of December 31, 1994 and 1993. .  42

           Statements of Common Shareholder's Investment for each of
             the three years in the period ended December 31, 1994. . . . .  43

           Notes to Financial Statements. . . . . . . . . . . . . . . . . .  44

     2.  Financial Statement Schedules
             The following financial statement schedule for PG&W is filed as a
         part of this  Form  10-K.    Schedules  not  included have been omitted
         because they are not applicable or the required information is shown in the financial statements or notes thereto.

           Schedule Number                                                  Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1994 . . . . . . . . . . . . .  66

     3.  Exhibits
             See "Index to Exhibits" located on page 68 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1994.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes PG&W's executive compensation plans and arrangements in effect as of December 31, 1994.

     Exhibit

     10-32 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

     10-33 Agreement dated as of March 15, 1991, by and between PEI, PG&W and Robert L. Jones -- filed as Exhibit No. 10-38 to PG&W's Annual Report on Form 10-K for 1990, File No. 1-3490.

     10-34 Employment Agreement effective September 1, 1994, between PEI and Dean T. Casaday -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-7812.

     10-35 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to PEI's Common Stock Form S-2, Registration No. 33-43382.

     10-36 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between PEI and Dean T. Casaday -- filed as
            Exhibit 10-37 to PEI's Annual Report on Form 10-K for 1994, File No. 0-7812.

     10-37 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to PEI's 1993 definitive Proxy Statement, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.

Schedule II

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

                                           PENNSYLVANIA GAS AND WATER COMPANY
                                                      (Registrant)

Date:     March 27, 1995                   By:      /s/ Dean T. Casaday
                                                        Dean T. Casaday
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date:     March 27, 1995                   By:     /s/ John F. Kell, Jr.
                                                       John F. Kell, Jr.
                                                  Vice President, Finance
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date

   /s/ Kenneth L. Pollock          Chairman of the Board of       March 27, 1995
       Kenneth L. Pollock           Directors

   /s/ William D. Davis            Vice Chairman of the Board     March 27, 1995
       William D. Davis             of Directors

   /s/ Dean T. Casaday             Director, President and        March 27, 1995
       Dean T. Casaday              Chief Executive Officer

   /s/ Robert J. Keating                  Director                March 27, 1995
       Robert J. Keating

   /s/ John D. McCarthy                   Director                March 27, 1995
       John D. McCarthy

   /s/ Kenneth M. Pollock                 Director                March 27, 1995
   /s/ Kenneth M. Pollock

   /s/ James A. Ross                      Director                March 27, 1995
       James A. Ross

   /s/ Ronald W. Simms                    Director                March 27, 1995
       Ronald W. Simms

                                INDEX TO EXHIBITS
Exhibit
Number

(3) Articles of Incorporation and By Laws:

 3-1        Restated Articles of Incorporation of  PG&W,  as amended -- filed as
            Exhibit 3-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

 3-2 By-Laws of PG&W, as amended and restated on January 18, 1995 -- filed herewith.

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

 4-14 Twenty-second Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-22 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

 4-15 Twenty-third Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-23 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

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

 4-19 Twenty-seventh Supplemental Indenture, dated as of December 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-19 to PG&W's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-20 Twenty-eighth Supplemental Indenture, dated as of December 1, 1993, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-20 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

 4-21 Twenty-ninth Supplemental Indenture, dated as of November 1, 1994, from PG&W to First Trust of New York, National Association, as Successor Trustee to Morgan Guaranty Trust Company of New York -- filed herewith.

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

10-7 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-8 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipeline Corporation Company -- filed as Exhibit 10-8 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-9 Service Agreement for transportation service under Rate Schedule FTS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-9 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-10 Service Agreement for transportation service under Rate Schedule SST, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-10 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

Exhibit
Number

10-11 Service Agreement for storage service under Rate Schedule FSS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-11 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed as Exhibit 10-12 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement for transportation service under Rate Schedule ITS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed as Exhibit 10-13 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-14 Service Agreement for transportation service under Rate Schedule ITS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-14 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

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

Exhibit
Number

10-20 Bond Purchase Agreement, dated September 1, 1989, relating to PG&W's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG&W -- filed as
            Exhibit 10-33 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-21       Form of Bond Purchase Agreement, dated  as of September 1, 1991, re:
            $50.0 million of 9.57% First Mortgage Bonds, due September 1, 1996, entered into between PG&W and each of the following parties: Pacific Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Great West Life & Annuity Insurance Company, The Life Insurance Company of Virginia, Lutheran Brotherhood, Transamerica Life Insurance and Annuity Company and The Franklin Life Insurance Company -- filed as Exhibit 10-7 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-22 Amended and Restated Project Facilities Agreement dated as of September 1, 1992, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

10-23 7.20% Bond Purchase Agreement, dated September 2, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-2 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

10-24 Project Facilities Agreement, dated December 1, 1992, between Luzerne County Industrial Development Authority and PG&W -- filed as
            Exhibit 10-29 to PG&W's Annual Report on Form 10-K for 1992, File No. 1-3490.

10-25 7.125% Bond Purchase Agreement, dated December 10, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-30 to PG&W's Annual Report on Form 10-K for 1992, File No. 1-3490.

10-26 Second Amended and Restated Project Facilities Agreement, dated as of December 1, 1993, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-30 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-27 6.05% Bond Purchase Agreement, dated December 2, 1993, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities, Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-31 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

Exhibit
Number

10-28 7% Bond Purchase Agreement, dated November 1, 1994, among the Luzerne County Industrial Development Authority, PG&W and Wheat First Butcher Singer, as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed herewith.

10-29 Amended and Restated Project Facilities Agreement, dated as of November 1, 1994, between PG&W and the Luzerne County Industrial Development Authority -- filed herewith.

10-30 Credit Agreement, dated as of April 19, 1993, by and among PG&W, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as
            Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 1-3490.

10-31 First Amendment to Credit Agreement and Notes, dated as of December 16, 1994, by and among PG&W, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed herewith.

10-32 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG&W's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-33 Agreement, dated as of March 15, 1991, by and between PEI, PG&W and Robert L. Jones -- filed as Exhibit 10-38 to PG&W's Annual Report on Form 10-K for 1990, File No. 1-3490.

10-34 Employment Agreement, effective September 1, 1994, between PEI and Dean T. Casaday -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1994, File No. 0-7812.

10-35 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-36 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between PEI and Dean T. Casaday -- filed as
            Exhibit 10-37 to PEI's Annual Report on Form 10-K for 1994, File No. 0-7812.

10-37 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to PEI's 1993 definitive Proxy Statement, File No. 0-7812.

                                  TABLE OF CONTENTS



PART I                                                                     PAGE

    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .  16

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .  16

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .  16


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  17

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . .   *

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .  18

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . .  36

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .  63


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .   *

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .   *

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . .   *

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .   *


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . .  64**

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  67


________________________
  * These items have been omitted from this Form 10-K as Registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

 ** The "Index to Exhibits" is located on page 68.

                                        PENNSYLVANIA GAS AND WATER COMPANY
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994

                                                      Balance at    Charged   Charged                    Balance
                                                      beginning       to      to other                   at end
             Description                               of year      income    accounts   Deductions      of year
                                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1994                      $    1,223   $ 2,325    $      -   $    2,249(a)   $ 1,299

    Year ended December 31, 1993                      $    1,475   $ 1,590    $      -   $    1,842(a)   $ 1,223

    Year ended December 31, 1992                      $    1,607   $ 1,806    $      -   $    1,938(a)   $ 1,475




Shown as operating reserves on the balance sheets:

    Insurance -

       Year ended December 31, 1994                   $    1,863   $ 1,695    $      -   $    1,175(b)   $ 2,383

       Year ended December 31, 1993                   $    1,565   $ 1,823    $     75   $    1,600(b)   $ 1,863

       Year ended December 31, 1992                   $    1,847   $ 1,216    $      -   $    1,498(b)   $ 1,565




NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b)  Deductions are principally payments made in settlement of claims.
