Form 10-Q
period 1995-03-31
PENNSYLVANIA GAS & WATER CO
filed 1995-05-09
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three
              months ended March 31, 1995 and 1994. . . . . . . . . . .    2

            Balance Sheets as of March 31, 1995,
              and December 31, 1994 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the three
              months ended March 31, 1995 and 1994. . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   16

                        PART I.  FINANCIAL INFORMATION

                      PENNSYLVANIA GAS AND WATER COMPANY

                             Statements of Income
[CAPTION]
                                                    Three Months Ended
                                                         March 31,
                                                    1995*         1994*
                                                  (Thousands of Dollars)
[S]                                               [C]           [C]
OPERATING REVENUES                                $  68,237     $  80,233
  Cost of gas                                        41,407        50,460
OPERATING MARGIN                                     26,830        29,773

OTHER OPERATING EXPENSES:
  Operation                                           5,824         6,320
  Maintenance                                           968         1,150
  Depreciation                                        1,792         1,670
  Income taxes                                        4,867         5,968
  Taxes other than income taxes                       3,879         4,059
    Total other operating expenses                   17,330        19,167

OPERATING INCOME                                      9,500        10,606

OTHER INCOME, NET                                       234           199

INCOME BEFORE INTEREST CHARGES                        9,734        10,805

INTEREST CHARGES:
  Interest on long-term debt                          2,390         2,166
  Allowance for borrowed funds used
    during construction                                  (9)          (13)
  Other interest                                        249           311
    Total interest charges                            2,630         2,464

INCOME FROM CONTINUING OPERATIONS                     7,104         8,341

DISCONTINUED OPERATIONS:
  Income from discontinued operations
    (net of related income taxes of $1,403,000
    and $1,485,000, respectively)                     2,127         2,079
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $6,855,000
    (net of related income taxes of $5,316,000)      (5,831)            -
  Income (loss) with respect to discontinued
    operations                                       (3,704)        2,079

NET INCOME                                            3,400        10,420

DIVIDENDS ON PREFERRED STOCK                            691         1,383

EARNINGS APPLICABLE TO COMMON STOCK               $   2,709     $   9,037

COMMON STOCK
  Earnings per share of common stock:
    Continuing operations                         $    1.16     $    1.43
    Discontinued operations                            (.67)          .43
    Total                                         $     .49     $    1.86

  Weighted average shares outstanding             5,521,112     4,869,450
  Cash dividends per share                        $    .705     $     .35

*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                    March 31,     December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)
[S]                                               [C]             [C]
ASSETS

UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                       $     286,144   $     284,080

  Accumulated depreciation                              (76,421)        (74,408)
                                                        209,723         209,672

OTHER PROPERTY AND INVESTMENTS                            3,447           2,872

CURRENT ASSETS:
  Cash                                                      795             304
  Accounts receivable -
    Customers                                            21,492          15,676
    Others                                                1,393           1,474
    Reserve for uncollectible accounts                   (1,170)           (921)
  Accrued utility revenues                                7,004           9,004
  Materials and supplies, at average cost                 2,786           2,743
  Gas held by suppliers, at average cost                  9,306          20,025
  Deferred cost of gas and supplier refunds, net              -           8,475
  Prepaid expenses and other                              4,771           1,470
                                                         46,377          58,250

DEFERRED CHARGES:
  Deferred taxes collectible                             30,600          31,696
  Natural gas transition costs collectible                2,571           4,099
  Unamortized debt expense                                1,769           1,867
  Other                                                   6,633           6,683
                                                         41,573          44,345





NET ASSETS OF DISCONTINUED OPERATIONS                   196,798         203,196







TOTAL ASSETS                                      $     497,918   $     518,335


*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                    March 31,      December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)
[S]                                               [C]             [C]
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                 $     217,703   $     216,032
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                       1,760           1,760
  Long-term debt                                        149,325         170,825
                                                        402,403         422,232

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                              290           3,290
  Accounts payable -
    Suppliers                                            10,566          16,762
    Affiliates, net                                         827             788
  Deferred cost of gas and supplier refunds, net          6,132               -
  Accrued general business and realty taxes               2,374           3,381
  Accrued income taxes                                    8,511           3,185
  Accrued interest                                        1,660           2,713
  Accrued natural gas transition costs                    2,158           2,356
  Other                                                   3,197           2,395
                                                         35,715          34,870

DEFERRED CREDITS:
  Deferred income taxes                                  45,857          46,627
  Accrued natural gas transition costs                    2,710           3,250
  Unamortized investment tax credits                      5,068           5,110
  Operating reserves                                      2,234           2,383
  Other                                                   3,931           3,863
                                                         59,800          61,233



COMMITMENTS AND CONTINGENCIES (Note 4)







TOTAL CAPITALIZATION AND LIABILITIES              $     497,918   $     518,335

*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                         Three Months Ended
                                                               March 31,
                                                          1995*         1994*
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $  7,104      $  8,341
  Effects of noncash charges to income -
    Depreciation                                           1,799         1,677
    Deferred income taxes, net                             1,106           385
    Provisions for self insurance                            163           405
    Other, net                                               916         1,054
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              (3,486)       (8,001)
    Gas held by suppliers                                 10,719        23,749
    Accounts payable                                      (5,421)       (7,297)
    Deferred cost of gas and supplier refunds, net        15,397         4,170
    Other current assets and liabilities, net               (876)        1,599
  Other operating items, net                                (418)         (815)
      Net cash provided by continuing operations          27,003        25,257
  Net cash provided (used) by discontinued operations      3,764        (2,622)
      Net cash provided by operating activities           30,767        22,635

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)                (3,770)       (2,232)
  Other, net                                                 158             7
      Net cash used for investing activities              (3,612)       (2,225)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 2,855           121
  Dividends on common and preferred stock                 (4,584)       (3,087)
  Repayment of long-term debt                                  -          (845)
  Repayment of note payable to parent                          -        (1,840)
  Net decrease in bank borrowings                        (24,925)      (15,555)
  Other, net                                                 (10)            -
      Net cash used for financing activities             (26,664)      (21,206)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         491          (796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             304         2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    795      $  1,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  5,112      $  4,094
    Income taxes                                        $    437      $    500





*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

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

(2)  DISCONTINUED OPERATIONS

    On April 26, 1995, Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, and PG&W signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PG&W's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which is expected to be in the fourth quarter of 1995. Until the closing, PG&W will continue to operate its water utility business.

    The sale price reflects a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the write-off of certain deferred regulatory assets and deferred credits, the sale will result in an estimated after tax loss of $5 to 8 million, net of the expected income from the water operations during the phase-out period to the date of closing (which has been assumed to be December 31, 1995). The sale will involve a gain for income tax purposes, primarily because of the accelerated depreciation that has been claimed by PG&W with respect to the water utility plant that is being sold. It is currently estimated that the income taxes payable on the sale, for which deferred income taxes have previously been provided, will be approximately $55 million.

    The net cash proceeds from the sale of approximately $199 million, after the payment of income taxes, will be used by PEI and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of PG&W will consist of its gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American is subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of the stockholders and certain debt holders of both PEI and PG&W, termination of the waiting period under federal antitrust laws, and various other regulatory approvals and certain other conditions.

    The accompanying financial statements reflect PG&W's water utility operations as "discontinued operations." Interest charges have been allocated to the discontinued operations based on the relationship of the gross water utility plant that is being sold to the total of PG&W's gross gas and water utility plant. This is the same method as has been utilized by PG&W and the PPUC in establishing the revenue requirements of both PG&W's gas and water utility operations. None of the dividends on PG&W's preferred stock has been allocated to the discontinued operations.

    Selected financial information for the discontinued operations as of March 31, 1995, and December 31, 1994, and for the three-month periods ended March 31, 1995, and March 31, 1994, is set forth below:
[CAPTION]
                                                As of            As of
                                              March 31,       December 31,
                                                1995              1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Net utility plant                             $ 359,223       $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)               12,082             12,141
Deferred charges and other assets                29,724             31,103
Total assets being acquired by
  Pennsylvania-American                         401,029            402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                              141,293            141,420
    Other                                        14,481             13,168
                                                155,774            154,588
Net assets being acquired by
  Pennsylvania-American                         245,255            248,055
Estimated liability for income taxes on
  sale of discontinued operations               (55,312)           (55,542)
Anticipated income from discontinued
  operations during phase-out period              6,855               -
Other net assets of discontinued operations
  (written off as of March 31, 1995)               -                10,683
Total net assets of discontinued operations   $ 196,798       $    203,196

                                              Three months ended March 31,
                                                 1995             1994
                                                 (Thousands of Dollars)
[CAPTION]
[S]                                           [C]             [C]
Operating revenues                            $  15,640       $     16,052
Operating expenses, excluding income taxes
    Depreciation                                  1,946              1,982
    Other operating expenses                      6,929              7,299
                                                  8,875              9,281
Operating income before income taxes              6,765              6,771
  Income taxes                                    1,403              1,485
Operating income                                  5,362              5,286
  Allocated interest charges                      3,235              3,207
Income from discontinued operations           $   2,127       $      2,079

(3)  RECOVERY OF ORDER 636 TRANSITION COSTS

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Gas Transition Costs are subject to recovery through the annual PGC rate filing. PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $249,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    The PGC Order also indicated that while Non-Gas Transition Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $4.5 million had been billed to PG&W and $2.4 million had been recovered from its customers as of March 31, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PG&W for complying with the Emergency Order. PG&W does not believe that compliance with the terms of the Order will have a material adverse effect on its financial position or results of operations.

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

                      PENNSYLVANIA GAS AND WATER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    On April 26, 1995, Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, and PG&W signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PG&W's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which is expected to be in the fourth quarter of 1995. Until the closing, PG&W will continue to operate its water utility business.

    The sale price reflects a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the write-off of certain deferred regulatory assets and deferred credits, the sale will result in an estimated after tax loss of $5 to 8 million, net of the expected income from the water operations during the phase-out period to the date of closing (which has been assumed to be December 31, 1995).

    The net cash proceeds from the sale of approximately $199 million, after the payment of an estimated $55 million of income taxes, will be used by PEI and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of PG&W will consist of its gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American is subject to approval by the Pennsylvania Public Utility Commission ("PPUC"),
approval of the stockholders and certain debt holders of both PEI and PG&W, termination of the waiting period under federal antitrust laws, and various other regulatory approvals and certain other conditions. Until the closing, PG&W intends to utilize its existing bank lines of credit for the external financing requirements of the water utility operations, which PG&W believes will be adequate for such purposes.

    Operating revenues from PG&W's water utility operations decreased by $412,000 (2.6%) from $16.1 million for the three-month period ended March 31, 1994, to $15.6 million for the three-month period ended March 31, 1995. This decrease in revenues was principally the result of a 5.4% decrease in customer consumption. Operating expenses related to the water utility operations, excluding income taxes, decreased $406,000 (4.4%) from $9.3 million for the three-month period ended March 31, 1994, to $8.9 million for the three-month period ended March 31, 1995. The major reason for this decrease was a $213,000 (4.8%) decrease in other operation expenses, primarily as a result of decreases in the provision for injuries and damages and the amortization of rate case expense, the effects of which were partially offset by an increase in payroll costs. Income taxes with respect to the water utility operations decreased by

$82,000 (5.5%) from $1.5 million in the first quarter of 1994 to $1.4 million in the first quarter of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations increased $76,000 (1.4%) from $5.3 million for the three-month period ended March 31, 1994, to $5.4 million for the three-month period ended March 31, 1995. After interest charges, the income from the water utility operations increased $48,000 (2.3%) from $2,079,000 for the three-month period ended March 31, 1994, to $2,127,000 for the three-month period ended March 31, 1995.

    In accordance with generally accepted accounting principles, PG&W's financial statements have been restated to reflect its water utility operations as "discontinued operations," and the following sections of Management's Discussion and Analysis relate exclusively to PG&W's continuing operations, which consist primarily of its gas utility operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of total operating revenues for each of the three-month periods ended March 31, 1995, and March 31, 1994:
[CAPTION]
                                                             Percentage of
                                                          Operating Revenues
                                                          Three Months Ended
                                                               March 31,
                                                           1995        1994
[S]                                                        [C]         [C]
OPERATING REVENUES............................             100.0%      100.0%
  Cost of gas.................................              60.7        62.9
OPERATING MARGIN..............................              39.3        37.1

OTHER OPERATING EXPENSES:
  Operation...................................               8.6         7.9
  Maintenance.................................               1.4         1.4
  Depreciation................................               2.6         2.1
  Income taxes................................               7.1         7.4
  Taxes other than income taxes...............               5.7         5.1
  Total other operating expenses..............              25.4        23.9

OPERATING INCOME..............................              13.9        13.2

OTHER INCOME, NET.............................               0.3         0.3

INTEREST CHARGES..............................               3.8         3.1

INCOME FROM CONTINUING OPERATIONS.............              10.4        10.4

INCOME (LOSS) FROM DISCONTINUED OPERATIONS....              (5.4)        2.6

NET INCOME....................................               5.0        13.0

DIVIDENDS ON PREFERRED STOCK(1)...............               1.0         1.7

EARNINGS APPLICABLE TO COMMON STOCK...........               4.0        11.3

(1) None of the dividends on preferred stock has been allocated to the discontinued operations.

    Operating Revenues. Operating revenues decreased $12.0 million (15.0%) from $80.2 million for the three-month period ended March 31, 1994, to $68.2 million for the three-month period ended March 31, 1995. This decrease was primarily the result of a 1.7 billion cubic feet (14.2%) decrease in sales to residential and commercial heating customers, caused by a 655 (18.9%) decrease in heating degree days.

    Cost of Gas. The cost of gas decreased $9.1 million (17.9%) from $50.5 million for the three-month period ended March 31, 1994, to $41.4 million for the three-month period ended March 31, 1995, primarily because of the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $2.9 million (9.9%) from $29.8 million in the first quarter of 1994 to $26.8 million in the first quarter of 1995. However, as a percentage of operating revenues, the margin increased from 37.1% in the first quarter of 1994 to 39.3% in the first quarter of 1995 primarily as a result of a higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $1.8 million (9.6%) from $19.2 million for the three-month period ended March 31, 1994, to $17.3 million for the three-month period ended March 31, 1995, primarily as a result of a $678,000 (9.1%) decrease in operation and maintenance expenses and a lower level of income taxes. The principal reason for the lower level of operation and maintenance expenses was a reduction in payroll and related costs due to the warmer weather in January and February, 1995, compared to the similar period in 1994. Income taxes decreased by $1.1 million (18.4%) from $6.0 million in the first quarter of 1994 to $4.9 million in the first quarter of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges). Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 23.9% during the first quarter of 1994 to 25.4% during the first quarter of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $1.1 million (10.4%) from $10.6 million for the three-month period ended March 31, 1994, to $9.5 million for the three-month period ended March 31, 1995. Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 13.2% in 1994 to 13.9% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues, the effect of which was partially offset by the lower levels of operation and maintenance expenses and income taxes.

    Interest Charges. Interest charges increased by $166,000 (6.7%) from $2.5 million for the three-month period ended March 31, 1994, to $2.6 million for the three-month period ended March 31, 1995, as a result of a $224,000 (10.3%) increase in interest on long-term debt from $2.2 million during the three-month period ended March 31, 1994, to $2.4 million during the three-month period ended March 31, 1995.

    Income From Continuing Operations. Income from continuing operations decreased $1.2 million (14.8%) from $8.3 million for the quarter ended March 31, 1994, to $7.1 million for the quarter ended March 31, 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by lower operating expenses.

    Net Income. The decrease in net income of $7.0 million (67.4%) from $10.4 million for the three-month period ended March 31, 1994, to $3.4 million for the three-month period ended March 31, 1995, was largely the result of the estimated loss on the disposal of discontinued operations, as discussed above. Also contributing to the decrease in net income was the reduced income from continuing operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $692,000 (50.0%) from $1.4 million for the three-month period ended March 31, 1994, to $691,000 for the three-month period ended March 31, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Earnings Applicable to Common Stock. The decrease in earnings applicable to common stock of $6.3 million (70.0%) from $9.0 million for the three-month period ended March 31, 1994, to $2.7 million for the three-month period ended March 31, 1995, as well as the decrease in earnings per share of common stock of $1.37 from $1.86 per share for the quarter ended March 31, 1994, to $.49 per share for the quarter ended March 31, 1995, was largely the result of the estimated loss (equivalent to $1.06 per share) on the disposal of discontinued operations, as discussed above. Also contributing to the decreases in earnings applicable to common stock and earnings per share was the reduced income from continuing operations. The effects of these factors were partially offset by reduced dividends on preferred stock.

RATE MATTERS

    Pursuant to the  provisions  of  the  Pennsylvania  Public Utility Code (the
"Code") which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PG&W to decrease the gas costs contained in its gas tariff rates from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, PG&W is presently seeking the approval of the PPUC to implement a purchased gas cost rate of $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during the first quarter of 1995. The changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    The PPUC has adopted regulations effective June 14, 1995, that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these regulations will not have any material effect on PG&W's financial position or results of operations, and PG&W will still be required to file an annual purchased gas cost rate.

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

    PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $249,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $4.5 million had been billed to PG&W and $2.4 million had been recovered from its customers as of March 31, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

    The primary capital needs of PG&W are the funding of its construction program and the seasonal funding of its gas purchases and increases in its customer accounts receivable. PG&W's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

    The cash flow from PG&W's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the practice of PG&W to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt.
Bank borrowings are also used by PG&W for the seasonal funding of its gas purchases and increases in customer accounts receivable.

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, and also to provide funding required for its discontinued operations, PG&W has made arrangements for a total of $67.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of May 5, 1995, $29.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has three additional bank lines of credit with an aggregate borrowing capacity of $7.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under two of these bank lines of credit with borrowing capacities of $2.0 million and $3.0 million mature on May 31, 1995, and June 30, 1995, respectively. Borrowings outstanding under the third bank line of credit with a borrowing capacity of $2.5 million mature on May 31, 1996. As of May 5, 1995, PG&W had $5.5 million of borrowings outstanding under these additional bank lines of credit. Prior to their respective maturities, PG&W intends to renew the $7.5 million of these bank lines of credit.

    PG&W periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PG&W during the three-month period ended March 31, 1995.

    PG&W also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and Customer Stock Purchase Plan (the "Customer Plan"). During 1995 (through May 5) PG&W realized $2.3 million and $2.4 million from the issuance of common stock to PEI in connection with the DRP and Customer Plan, respectively.

    Expenditures for the construction of utility plant totaled $3.5 million during the first three months of 1995 and are currently estimated to be $21.3 million during the remainder of the year. PG&W's construction expenditures are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      2-1 Asset Purchase Agreement dated as of April 26, 1995, among PEI, PG&W, American Water Works Company, Inc., and Pennsylvania-American Water Company -- filed herewith.

     10-1 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed herewith.

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  May 9, 1995                  By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 9, 1995                  By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  May 9, 1995                  By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 9, 1995                  By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)