Form 10-Q
period 1995-06-30
PENNSYLVANIA GAS & WATER CO
filed 1995-08-10
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and six
              months ended June 30, 1995 and 1994 . . . . . . . . . . .    2

            Balance Sheets as of June 30, 1995,
              and December 31, 1994 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the six
              months ended June 30, 1995 and 1994 . . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   18

                             PART I.  FINANCIAL INFORMATION

                           PENNSYLVANIA GAS AND WATER COMPANY

                                  Statements of Income

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                 1995*      1994*       1995*       1994*
                                                         (Thousands of Dollars)
OPERATING REVENUES                             $  25,184  $  26,568   $  93,421   $ 106,801
  Cost of gas                                     12,874     14,354      54,281      64,814
OPERATING MARGIN                                  12,310     12,214      39,140      41,987

OTHER OPERATING EXPENSES:
  Operation                                        5,457      5,175      11,281      11,304
  Maintenance                                      1,312      1,044       2,280       2,194
  Depreciation                                     1,784      1,670       3,576       3,340
  Income taxes                                      (766)      (496)      4,101       5,551
  Taxes other than income taxes                    2,656      2,940       6,535       6,999
    Total other operating expenses                10,443     10,333      27,773      29,388

OPERATING INCOME                                   1,867      1,881      11,367      12,599

OTHER INCOME (DEDUCTIONS), NET                       (62)      (118)        172          81

INCOME BEFORE INTEREST CHARGES                     1,805      1,763      11,539      12,680

INTEREST CHARGES:
  Interest on long-term debt                       2,269      2,134       4,659       4,300
  Other interest                                     438        240         687         551
  Allowance for borrowed funds used
    during construction                              (13)         3         (22)        (10)
    Total interest charges                         2,694      2,377       5,324       4,841

INCOME (LOSS) FROM CONTINUING OPERATIONS            (889)      (614)      6,215       7,839

DISCONTINUED OPERATIONS (Note 2):
  Income from discontinued operations                  -      2,757       2,127       4,724
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $6,855,000
    (net of related income taxes of $5,316,000)        -          -      (5,831)          -
  Income (loss) with respect to discontinued
    operations                                         -      2,757      (3,704)      4,724

NET INCOME (LOSS)                                   (889)     2,143       2,511      12,563

DIVIDENDS ON PREFERRED STOCK                         692      1,261       1,383       2,644

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $  (1,581) $     882   $   1,128   $   9,919

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                      $    (.28) $    (.37)  $     .87   $    1.05
    Discontinued operations                            -        .54        (.67)        .95
    Net income (loss) before premium on
      redemption of preferred stock                 (.28)       .17         .20        2.00
    Premium on redemption of preferred stock           -       (.11)          -        (.11)
    Total                                      $    (.28) $     .06   $     .20   $    1.89

  Weighted average shares outstanding          5,576,066  5,044,183   5,548,741   4,957,277
  Cash dividends per share                     $   .7075  $    .355   $  1.4125   $    .705

*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                                              -2-

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                     June 30,     December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

ASSETS
[S]                                               [C]             [C]
UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                       $     288,071   $     284,080

  Accumulated depreciation                              (75,668)        (74,408)
                                                        212,403         209,672

OTHER PROPERTY AND INVESTMENTS                            3,289           2,872

CURRENT ASSETS:
  Cash                                                      234             304
  Accounts receivable -
    Customers                                            10,787          15,676
    Others                                                  645           1,474
    Reserve for uncollectible accounts                   (1,322)           (921)
  Accrued utility revenues                                1,390           9,004
  Materials and supplies, at average cost                 2,713           2,743
  Gas held by suppliers, at average cost                 12,838          20,025
  Natural gas transition costs collectible                4,342           4,708
  Deferred cost of gas and supplier refunds, net              -           3,767
  Prepaid expenses and other                              6,232           1,470
                                                         37,859          58,250

DEFERRED CHARGES:
  Regulatory assets
    Deferred taxes collectible                           29,942          31,696
    Natural gas transition costs collectible              1,991           4,099
    Other                                                 2,825           3,131
  Unamortized debt expense                                1,669           1,867
  Other                                                   3,218           3,552
                                                         39,645          44,345




NET ASSETS OF DISCONTINUED OPERATIONS                   197,713         203,196






TOTAL ASSETS                                      $     490,909   $     518,335


*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                    June 30,       December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
[S]                                               [C]             [C]
CAPITALIZATION:
  Common shareholder's investment                 $     214,369   $     216,032
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                       1,680           1,760
  Long-term debt                                        108,000         170,825
                                                        357,664         422,232

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           36,670           3,290
  Note payable to bank                                    2,000               -
  Accounts payable -
    Suppliers                                            14,483          16,762
    Affiliates, net                                       1,541             788
  Deferred cost of gas and supplier refunds, net          9,056               -
  Accrued general business and realty taxes                 779           3,381
  Accrued income taxes                                      946           3,185
  Accrued interest                                        2,974           2,713
  Accrued natural gas transition costs                    2,158           2,356
  Other                                                   2,860           2,395
                                                         73,467          34,870

DEFERRED CREDITS:
  Deferred income taxes                                  46,747          46,627
  Accrued natural gas transition costs                    2,170           3,250
  Unamortized investment tax credits                      5,024           5,110
  Operating reserves                                      2,191           2,383
  Other                                                   3,646           3,863
                                                         59,778          61,233



COMMITMENTS AND CONTINGENCIES (Note 4)






TOTAL CAPITALIZATION AND LIABILITIES              $     490,909   $     518,335


*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                     June 30,
                                                                 1995*       1994*
                                                              (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                            $  6,215    $  7,839
  Effects of noncash charges to income -
    Depreciation                                                  3,596       3,353
    Deferred income taxes, net                                     (127)        744
    Provisions for self insurance                                   526         735
    Other, net                                                    1,219       1,572
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                     13,733      12,137
    Gas held by suppliers                                         7,187      14,642
    Accounts payable                                             (2,691)     (4,165)
    Deferred cost of gas and supplier refunds, net               14,019       5,492
    Other current assets and liabilities, net                    (8,847)     (2,998)
  Other operating items, net                                        438        (827)
      Net cash provided by continuing operations                 35,268      38,524
  Net cash provided (used) by discontinued operations (Note 2)    3,764      (3,308)
      Net cash provided by operating activities                  39,032      35,216

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)                       (8,304)     (7,777)
  Other, net                                                       (246)         35
      Net cash used for investing activities                     (8,550)     (7,742)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        5,046      20,390
  Redemption of preferred stock                                     (80)    (15,080)
  Dividends on common and preferred stock                        (9,220)     (6,255)
  Repayment of long-term debt                                      (210)     (1,054)
  Repayment of note payable to parent                                 -      (3,680)
  Net decrease in bank borrowings                               (26,070)    (23,014)
  Other, net                                                        (18)       (540)
      Net cash used for financing activities                    (30,552)    (29,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (70)     (1,759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    304       2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    234    $    955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $ 11,266    $ 10,031
    Income taxes                                               $  8,143    $  4,314





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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in December, 1995. Until the closing, PG&W will continue to operate its water utility business.

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

    The net cash proceeds from the sale of approximately $201 million, after the payment of income taxes, will be used by PEI and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of PG&W will consist of its gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American is subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of the stockholders and certain debt holders of both PEI and PG&W, termination of the waiting period under federal antitrust laws, and various other regulatory approvals and certain other conditions.

    The accompanying financial statements reflect PG&W's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges have been allocated to the discontinued operations based on the relationship of the gross water utility plant that is being sold to the total of PG&W's gross gas and water utility plant. This is the same method as has been utilized by PG&W and the PPUC in establishing the revenue requirements of both PG&W's gas and water utility operations. None of the dividends on PG&W's preferred stock has been allocated to the discontinued operations.

    Selected financial information with respect to the discontinued operations is set forth below:

                   Net Assets of Discontinued Operations
[CAPTION]
                                                As of            As of
                                               June 30,       December 31,
                                                1995              1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Net utility plant                             $ 364,518       $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)               13,291             12,141
Deferred charges and other assets                27,111             31,103
Total assets being acquired by
  Pennsylvania-American                         404,920            402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                              141,295            141,420
    Other                                        14,280             13,168
                                                155,575            154,588
Net assets being acquired by
  Pennsylvania-American                         249,345            248,055
Estimated liability for income taxes on
  sale of discontinued operations               (55,315)           (55,542)
Anticipated income from discontinued
  operations during the balance of the
  phase-out period                                3,683               -
Other net assets of discontinued operations
 (written off as of March 31, 1995)                   -             10,683
Total net assets of discontinued operations   $ 197,713       $    203,196

                       Income from Discontinued Operations

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          1995       1994       1995*      1994
                                                  (Thousands of Dollars)
Operating revenues                       $     -    $16,914    $15,640    $32,966
Operating expenses, excluding income
  taxes
    Depreciation                               -      1,982      1,946      3,964
    Other operating expenses                   -      7,196      6,929     14,685
                                               -      9,178      8,875     18,649
Operating income before income taxes           -      7,736      6,765     14,317
    Income taxes                               -      1,963      1,403      3,370
Operating income                               -      5,773      5,362     10,947
    Allocated interest and other charges       -      3,016      3,235      6,223

Income from discontinued operations      $     -    $ 2,757    $ 2,127    $ 4,724

              Net Cash Provided (Used) by Discontinued Operations
[CAPTION]
                                                Six Months Ended June 30
                                                  1995*           1994
                                                 (Thousands of Dollars)
[S]                                             [C]             [C]
Income from discontinued operations             $  2,127        $  4,724

Noncash charges (credits) to income:
  Depreciation                                     1,946           3,964
  Deferred treatment plant costs                     145             291
  Deferred income taxes                              447           2,152
  Deferred water utility billings                      -          (2,909)

Changes in working capital, exclusive of cash
  and current portion of long-term debt            1,648             485

Additions to utility plant                        (2,276)         (8,676)

Utilization of proceeds from issuance of
  long-term debt to be assumed by
  Pennsylvania-American                            1,137           4,240

Repayment of water facility loans                   (127)         (7,279)

Other, net                                        (1,283)           (300)

Net cash provided (used) by discontinued
  operations                                    $  3,764        $ (3,308)



* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PG&W's water utility operations for financial statement purposes.

(3)  RECOVERY OF ORDER 636 TRANSITION COSTS

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Gas Transition Costs are subject to recovery through the annual PGC rate filing. PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $252,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    The PGC Order also indicated that while Non-Gas Transition Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.0 million had been billed to PG&W and $3.0 million had been recovered from its customers as of June 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in December, 1995. Until the closing, PG&W will continue to operate its water utility business.

    The sale price reflects a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the write-off of certain deferred regulatory assets and deferred credits, the sale will result in an estimated after tax loss of $5 to 8 million, net of the expected income from the water operations during the phase-out period (which for financial reporting purposes commenced April 1, 1995) to the date of closing (which has been assumed to be December 31, 1995).

    The net cash proceeds from the sale of approximately $201 million, after the payment of an estimated $55 million of income taxes, will be used by PEI and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of PG&W will consist of its gas utility operations and approximately 46,000 acres of land.

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

    In accordance with generally accepted accounting principles, PG&W's financial statements have been restated to reflect its water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to PG&W's continuing operations, which consist primarily of its gas utility operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of operating revenues for each of the three and six-month periods ended June 30, 1995, and June 30, 1994:

                                                   Percentage of Operating Revenues
                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                 1995       1994     1995       1994
OPERATING REVENUES...........................    100.0%     100.0%   100.0%     100.0%
  Cost of gas................................     51.1       54.0     58.1       60.7
OPERATING MARGIN.............................     48.9       46.0     41.9       39.3

OTHER OPERATING EXPENSES:
  Operation..................................     21.7       19.5     12.1       10.6
  Maintenance................................      5.2        3.9      2.4        2.0
  Depreciation...............................      7.1        6.3      3.8        3.1
  Income taxes...............................     (3.0)      (1.9)     4.4        5.2
  Taxes other than income taxes..............     10.5       11.1      7.0        6.6
    Total other operating expenses...........     41.5       38.9     29.7       27.5

OPERATING INCOME.............................      7.4        7.1     12.2       11.8

OTHER INCOME (DEDUCTIONS), NET...............     (0.2)      (0.4)     0.2        0.1

INTEREST CHARGES.............................     10.7        9.0      5.7        4.5

INCOME (LOSS) FROM CONTINUING OPERATIONS.....     (3.5)      (2.3)     6.7        7.4

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................        -       10.4     (4.0)       4.4

NET INCOME (LOSS)............................     (3.5)       8.1      2.7       11.8

DIVIDENDS ON PREFERRED STOCK(1)..............      2.7        4.8      1.5        2.5

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...     (6.2)       3.3      1.2        9.3

(1) None of the dividends on preferred stock has been allocated to the discontinued operations.

                  Three Months Ended June 30, 1995, Compared
                     With Three Months Ended June 30, 1994

    Operating Revenues. Operating revenues decreased $1.4 million (5.2%) from $26.6 million for the three-month period ended June 30, 1994, to $25.2 million for the three-month period ended June 30, 1995. This decrease was primarily the result of the switching of certain commercial and industrial customers from sales to transportation service and a reduction in the purchased gas cost rate component of operating revenues effective May 16, 1995. See "-RATE MATTERS."

    Cost of Gas. The cost of gas decreased $1.5 million (10.3%) from $14.4 million for the three-month period ended June 30, 1994, to $12.9 million for the three-month period ended June 30, 1995, primarily because of the aforementioned switching to transportation service by certain commercial and industrial customers and the reduction in the gas cost rate effective May 16, 1995. See "- RATE MATTERS."

    Operating Margin. The operating margin increased $96,000 (0.8%) from $12.2 million in the second quarter of 1994 to $12.3 million in the second quarter of 1995, primarily as a result of a 76,000 cubic feet (2.5%) increase in consumption by residential and commercial heating customers.

    Other Operating Expenses. Other operating expenses increased $110,000 (1.1%) from $10.3 million for the three-month period ended June 30, 1995, to $10.4 million for the three-month period ended June 30, 1994. Operation and maintenance expenses increased $550,000 (8.8%), principally because of increased payroll and related costs, and depreciation expense increased by $114,000 (6.8%), as a result of additions to utility plant. However, taxes other than income taxes decreased $284,000, primarily as a result of decreased gross receipts tax attributable to the lower operating revenues. In addition, income taxes decreased by $270,000 (54.4%) from a credit of $496,000 in the second quarter of 1994 to a credit of $766,000 in the second quarter of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Other operating expenses increased as a percentage of operating revenues from 38.9% during the second quarter of 1994 to 41.5% during the second quarter of 1995 because of the decrease in revenues.

    Operating Income. As a result of the above, total operating income remained relatively unchanged for the three-month period ended June 30, 1994, compared to the three-month period ended June 30, 1995, decreasing by only $14,000 (0.7%). Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 7.1% in 1994 to 7.4% in 1995, primarily because of the decrease in operating revenues due to the switching of certain customers to transportation service and the reduction in the gas cost rate.

    Interest Charges. Interest charges increased by $317,000 (13.3%) from $2.4 million for the three-month period ended June 30, 1994, to $2.7 million for the three-month period ended June 30, 1995. This increase was a result of a $135,000 (6.3%) increase in interest on long-term debt from $2.1 million during the three-month period ended June 30, 1994, to $2.3 million during the three-month period ended June 30, 1995, and a higher level of interest relative to overcollections of purchased gas costs.

    Income (Loss) From Continuing Operations. The loss from continuing operations increased $275,000 (44.8%) from $614,000 for the quarter ended June 30, 1994, to $889,000 for the quarter ended June 30, 1995. This increase in the seasonal loss was largely the result of the matters discussed above, principally the increase in interest charges.

    Net Income (Loss). The decrease in net income of $3.0 million from income of $2.1 million for the three-month period ended June 30, 1994, to a loss of $889,000 for the three-month period ended June 30, 1995, was largely the result of the elimination from earnings of the income from discontinued operations during the phase-out period for those operations. Also contributing to the decrease in net income was the reduced income from continuing operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $569,000 (45.1%) from $1.3 million for the three-month period ended June 30, 1994, to $692,000 for the three-month period ended June 30, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million) of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Earnings (Loss) Applicable to Common Stock. The decrease in earnings applicable to common stock of $2.5 million from income of $882,000 for the three-month period ended June 30, 1994, to a loss of $1.6 million for the three-month period ended June 30, 1995, as well as the decrease in earnings per share of common stock of $.34 from income of $.06 per share for the quarter ended June 30, 1994 (after an $.11 per share charge for the premium on redemption of preferred stock), to a loss of $.28 per share for the quarter ended June 30, 1995, were largely the result of the elimination from earnings of the income from the discontinued operations during the phase-out period for those operations. The anticipated income from the discontinued operations during the quarter ended June 30, 1995, was recorded as an offset to the estimated loss on the disposal of the discontinued operations which was recorded as of March 31, 1995. Also contributing to the decreases in earnings applicable to common stock and earnings per share for the quarter ended June 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced preferred stock dividends and, in the case of the earnings per share, the absence of any premium on the redemption of preferred stock.

                   Six Months Ended June 30, 1995, Compared
                      With Six Months Ended June 30, 1994

    Operating Revenues. Operating revenues decreased $13.4 million (12.5%) from $106.8 million for the six-month period ended June 30, 1994, to $93.4 million for the six-month period ended June 30, 1995. This decrease was primarily the result of a 1.6 billion cubic feet (10.8%) decrease in sales to residential and commercial heating customers, caused by a 590 (14.2%) decrease in heating degree days. There were 3,570 heating degree days (90.3% of normal) during the first six months of 1995 compared to 4,160 (105.2% of normal) during the first six months of 1994.

    Cost of Gas. The cost of gas decreased $10.5 million (16.3%) from $64.8 million for the six-month period ended June 30, 1994, to $54.3 million for the six-month period ended June 30, 1995, primarily because of the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $2.8 million (6.8%) from $42.0 million in the six-month period ended June 30, 1994 to $39.1 million in the six-month period ended June 30, 1995. However, as a percentage of operating revenues, the margin increased from 39.3% in the first six months of 1994 to 41.9% in the first six months of 1995 primarily as a result of the higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $1.6 million (5.5%) from $29.4 million for the six-month period ended June 30, 1994, to $27.8 million for the six-month period ended June 30, 1995. This decrease was primarily the result of a $1.5 million (26.1%) decrease in income taxes from $5.6 million in the first six months of 1994 to $4.1 million in the first six months of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a $464,000 (6.6%) decrease in taxes other than income taxes, primarily because of a decrease in gross receipts tax as a result of the lower level of operating revenues. The effect of the decreases in taxes was partially offset by a $236,000 (7.1%) increase in depreciation expense, as a result of additions to utility plant, and a $63,000 (0.5%) increase in operation and maintenance expenses. Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 27.5% during the first six months of 1994 to 29.7% during the first six months of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $1.2 million (9.8%) from $12.6 million for the six-month period ended June 30, 1994, to $11.4 million for the six-month period ended June 30, 1995. Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 11.8% in 1994 to 12.2% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues, the effect of which was partially offset by the lower levels of taxes.

    Interest Charges. Interest charges increased by $483,000 (10.0%) from $4.8 million for the six-month period ended June 30, 1994, to $5.3 million for the six-month period ended June 30, 1995, as a result of a $359,000 (8.3%) increase in interest on long-term debt from $4.3 million during the six-month period ended June 30, 1994, to $4.7 million during the six-month period ended June 30, 1995, and a $243,000 increase in interest on overcollections of purchased gas costs.

    Income (Loss) From Continuing Operations. Income from continuing operations decreased $1.6 million (20.7%) from $7.8 million for the six months ended June 30, 1994, to $6.2 million for the six months ended June 30, 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by the lower levels of taxes.

    Net Income (Loss). The decrease in net income of $10.1 million (80.0%) from $12.6 million for the six-month period ended June 30, 1994, to $2.5 million for the six-month period ended June 30, 1995, was largely the result of the estimated loss on the disposal of discontinued operations, as discussed above. Also contributing to the decrease in net income was the lower income from continuing operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.3 million (47.7%) from $2.6 million for the six-month period ended June 30, 1994, to $1.4 million for the six-month period ended June 30, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million) of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Earnings (Loss)  Applicable  to  Common  Stock.    The  decrease in earnings
applicable to common stock of $8.8 million (88.6%) from $9.9 million for the six-month period ended June 30, 1994, to $1.1 million for the six-month period ended June 30, 1995, as well as the decrease in earnings per share of common stock of $1.69 from $1.89  per  share  for  the  six  months ended June 30, 1994
(after an $.11 per  share  charge  for  the  premium  on redemption of preferred stock), to $.20 per share for the six months ended June 30, 1995, were largely the result of the estimated loss (equivalent to $1.05 per share) on the disposal of discontinued operations, as discussed above. Also contributing to the decreases in earnings applicable to common stock and earnings per share for the six months ended June 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on preferred stock and, in the case of earnings per share, the absence of any premium on the redemption of preferred stock.

RATE MATTERS

    Pursuant to the  provisions  of  the  Pennsylvania  Public Utility Code (the
"Code") which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PG&W to decrease the gas costs contained in its gas tariff rates from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, by Order adopted May 11, 1995, the PPUC authorized PG&W to decrease the gas costs contained in its gas rates to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. The changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Effective June 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PG&W's financial position or results of operations, and PG&W will still be required to file an annual purchased gas cost rate.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $252,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.0 million had been billed to PG&W and $3.0 million had been recovered from its customers as of June 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

    The primary capital needs of PG&W are the funding of its construction program and the seasonal funding of its gas purchases and increases in its customer accounts receivable. PG&W's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, and also to provide funding required for its discontinued operations, PG&W has made arrangements for a total of $75.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of August 1, 1995, $34.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has five additional bank lines of credit with an aggregate borrowing capacity of $15.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under these bank lines of credit are due and payable at various dates during 1996, the earliest of which is March 31, 1996. As of August 1, 1995, PG&W had $11.3 million of borrowings outstanding under these additional bank lines of credit.

    PG&W periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PG&W during the six-month period ended June 30, 1995. However, PG&W is currently negotiating the terms of a $50.0 million bank loan, the proceeds of which would be used to redeem the $50.0 million principal amount of its 9.57% Series First Mortgage Bonds due September 1, 1996. PG&W has not reached any definitive agreement regarding this proposed loan nor has it obtained the required approval of the PPUC. Accordingly, there can be no assurance that such loan and the related refunding of the 9.57% Series First Mortgage Bonds will necessarily occur.

    PG&W also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and Customer Stock Purchase Plan (the "Customer Plan"). During the six-month period ended June 30, 1995, PG&W realized $2.7 million and $2.4 million from the issuance of common stock to PEI in connection with the DRP and Customer Plan, respectively. However, because of the significant reduction in its capital requirements that will result from the currently-pending sale of PG&W's water utility operations to Pennsylvania-American, effective May 9, 1995, PEI suspended both the investment feature of the DRP, from which $2.0 million was realized in 1995 prior to such action, and the Customer Plan.

    Expenditures for the construction of utility plant totaled $8.8 million during the first six months of 1995 and are currently estimated to be $16.0 million during the remainder of the year. PG&W's construction expenditures are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of June 30, 1995,  $36.7  million  of  PG&W preferred stock and long-term debt was required to be repaid within twelve months. Such amount included borrowings of $29.0 million under the Credit Agreement and $2.5 million under an additional bank line of credit, both of which expire on May 31, 1996, and $1.8 million under another bank line of credit which expires on June 30, 1996. Prior to their respective expirations, PG&W intends to renew the Credit Agreement and its other bank lines of credit to the extent the related borrowing capacity is required. Also included in current maturities of long-term debt and preferred stock as of June 30, 1995, was $3.3 million of PG&W's 8% Series First Mortgage Bonds due 1997. These bonds, representing all of the 8% Series still outstanding, were redeemed by PG&W on July 10, 1995, at a price of 100.34% of principal (plus accrued interest to the redemption date), which included a voluntary redemption premium aggregating $11,305, with funds from bank borrowings.

Long Lived Assets

    In March 1995, Financial Accounting Standards Board ("FASB") Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after June 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 is not expected to have any significant impact on the Company or PG&W since the carrying amount of all assets, including regulatory assets, is considered recoverable.

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  August 10, 1995              By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 10, 1995              By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  August 10, 1995              By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 10, 1995              By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)