Form 10-Q
period 1995-09-30
PENNSYLVANIA GAS & WATER CO
filed 1995-11-13
CIK 77242

PENNSYLVANIA GAS AND WATER COMPANY

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and nine
              months ended September 30, 1995 and 1994. . . . . . . . .    2

            Balance Sheets as of September 30, 1995,
              and December 31, 1994 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the nine
              months ended September 30, 1995 and 1994  . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   20

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   20

                             PART I.  FINANCIAL INFORMATION

                           PENNSYLVANIA GAS AND WATER COMPANY

                                  Statements of Income

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                 1995*      1994*       1995*       1994*
                                                         (Thousands of Dollars)
OPERATING REVENUES                             $  12,119  $  14,356   $ 105,540   $ 121,157
  Cost of gas                                      4,866      6,552      59,147      71,366
OPERATING MARGIN                                   7,253      7,804      46,393      49,791

OTHER OPERATING EXPENSES:
  Operation                                        5,062      5,316      16,342      16,620
  Maintenance                                      1,452      1,053       3,732       3,247
  Depreciation                                     1,785      1,670       5,361       5,010
  Income taxes                                    (2,442)    (1,938)      1,659       3,613
  Taxes other than income taxes                    1,399      1,569       7,934       8,568
    Total other operating expenses                 7,256      7,670      35,028      37,058

OPERATING INCOME (LOSS)                               (3)       134      11,365      12,733

OTHER INCOME (DEDUCTIONS), NET                        20        (99)        192         (18)

INCOME BEFORE INTEREST CHARGES                        17         35      11,557      12,715

INTEREST CHARGES:
  Interest on long-term debt                       2,295      2,218       6,954       6,518
  Other interest                                     571        235       1,258         786
  Allowance for borrowed funds used
    during construction                              (19)        (8)        (40)        (18)
    Total interest charges                         2,847      2,445       8,172       7,286

INCOME (LOSS) FROM CONTINUING OPERATIONS          (2,830)    (2,410)      3,385       5,429

DISCONTINUED OPERATIONS (Note 2):
  Income from discontinued operations                  -      2,915       2,127       7,639
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $6,855,000
    (net of related income taxes of $5,316,000)        -          -      (5,831)          -
  Income (loss) with respect to discontinued
    operations                                         -      2,915      (3,704)      7,639

NET INCOME (LOSS)                                 (2,830)       505        (319)     13,068

DIVIDENDS ON PREFERRED STOCK                         690      1,025       2,073       3,669

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $  (3,520) $    (520)  $  (2,392)  $   9,399

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                      $    (.63) $    (.64)  $     .24   $     .34
    Discontinued operations                            -        .54        (.67)       1.50
    Net income (loss) before premium on
      redemption of preferred stock                 (.63)      (.10)       (.43)       1.84
    Premium on redemption of preferred stock           -          -           -        (.10)
    Total                                      $    (.63) $    (.10)  $    (.43)  $    1.74

  Weighted average shares outstanding          5,585,882  5,385,580   5,561,257   5,101,613
  Cash dividends per share                     $     .64  $    .425   $  2.0525   $    1.13

*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.



                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                  September 30,   December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

ASSETS
[S]                                               [C]             [C]
UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                       $     293,279   $     284,080

  Accumulated depreciation                              (76,680)        (74,408)
                                                        216,599         209,672

OTHER PROPERTY AND INVESTMENTS                            3,682           2,872

CURRENT ASSETS:
  Cash                                                      527             304
  Accounts receivable -
    Customers                                             7,577          15,676
    Others                                                  490           1,474
    Reserve for uncollectible accounts                   (1,071)           (921)
  Accrued utility revenues                                1,573           9,004
  Materials and supplies, at average cost                 2,926           2,743
  Gas held by suppliers, at average cost                 20,155          20,025
  Natural gas transition costs collectible                4,350           4,708
  Deferred cost of gas and supplier refunds, net              -           3,767
  Prepaid expenses and other                              5,285           1,470
                                                         41,812          58,250

DEFERRED CHARGES:
  Regulatory assets
    Deferred taxes collectible                           30,174          31,696
    Natural gas transition costs collectible              1,668           4,099
    Other                                                 3,062           3,131
  Unamortized debt expense                                1,564           1,867
  Other                                                   3,218           3,552
                                                         39,686          44,345




NET ASSETS OF DISCONTINUED OPERATIONS                   195,595         203,196






TOTAL ASSETS                                      $     497,374   $     518,335


*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                                BALANCE SHEETS
[CAPTION]
                                                  September 30,    December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
[S]                                               [C]             [C]
CAPITALIZATION:
  Common shareholder's investment                 $     207,613   $     216,032
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                       1,680           1,760
  Long-term debt                                        105,000         170,825
                                                        347,908         422,232

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           57,491           3,290
  Note payable to bank                                    5,000               -
  Accounts payable -
    Suppliers                                            13,682          16,762
    Affiliates, net                                       1,498             788
  Deferred cost of gas and supplier refunds, net          2,468               -
  Accrued general business and realty taxes                 808           3,381
  Accrued income taxes                                      459           3,185
  Accrued interest                                        2,248           2,713
  Accrued natural gas transition costs                    2,158           2,356
  Other                                                   2,224           2,395
                                                         88,036          34,870

DEFERRED CREDITS:
  Deferred income taxes                                  47,878          46,627
  Accrued natural gas transition costs                    1,631           3,250
  Unamortized investment tax credits                      4,982           5,110
  Operating reserves                                      2,236           2,383
  Other                                                   4,703           3,863
                                                         61,430          61,233



COMMITMENTS AND CONTINGENCIES (Note 4)







TOTAL CAPITALIZATION AND LIABILITIES              $     497,374   $     518,335


*See Note 2 regarding discontinued operations and restatement of prior period financial statements.

The accompanying notes are an integral part of the financial statements.

                      PENNSYLVANIA GAS AND WATER COMPANY

                           STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  September 30,
                                                                 1995*       1994*
                                                              (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                            $  3,385    $  5,429
  Effects of noncash charges to income -
    Depreciation                                                  5,395       5,030
    Deferred income taxes, net                                      195       1,296
    Provisions for self insurance                                   889       1,064
    Other, net                                                    1,659       2,211
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                     16,664      16,301
    Gas held by suppliers                                          (130)      4,657
    Accounts payable                                             (2,334)     (8,552)
    Deferred cost of gas and supplier refunds, net                7,207         147
    Other current assets and liabilities, net                   (10,335)     (4,623)
  Other operating items, net                                      1,077      (1,348)
      Net cash provided by continuing operations                 23,672      21,612
  Net cash provided by discontinued operations (Note 2)           3,764       1,621
      Net cash provided by operating activities                  27,436      23,233

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)                      (14,907)    (13,294)
  Other, net                                                      2,560          88
      Net cash used for investing activities                    (12,347)    (13,206)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        5,383      20,884
  Redemption of preferred stock                                     (80)    (15,080)
  Dividends on common and preferred stock                       (13,484)     (9,569)
  Repayment of long-term debt                                    (3,535)     (1,054)
  Repayment of note payable to parent                                 -      (3,680)
  Net decrease in bank borrowings                                (3,125)     (3,463)
  Other, net                                                        (25)       (552)
      Net cash used for financing activities                    (14,866)    (12,514)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                223      (2,487)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    304       2,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    527    $    227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $ 16,353    $ 14,698
    Income taxes                                               $  8,338    $  5,751





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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in late December, 1995, or early January, 1996. Until the closing, PG&W will continue to operate its water utility business.

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

    The sale of PG&W's water utility operations to Pennsylvania-American was approved by the shareholders of both PEI and PG&W on October 11, 1995. Completion of the sale remains subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of certain debt holders of both PEI and PG&W, and various other regulatory approvals and certain other conditions.

    The accompanying financial statements reflect PG&W's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges of PG&W have been allocated to the discontinued operations based on the relationship of the gross water utility plant that is being sold to the total of PG&W's gross gas and water utility plant. This is the same method as has been utilized by PG&W and the PPUC in establishing the revenue requirements of both PG&W's gas and water utility operations. None of the dividends on PG&W's preferred stock has been allocated to the discontinued operations.

    Selected financial information with respect to the discontinued operations is set forth below:

                   Net Assets of Discontinued Operations
[CAPTION]
                                                  As of          As of
                                              September 30,   December 31,
                                                  1995            1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Net utility plant                             $     366,313   $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)                   13,609         12,141
Deferred charges and other assets                    26,498         31,103
Total assets being acquired by
  Pennsylvania-American                             406,420        402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                                  141,132        141,420
    Other                                            15,497         13,168
                                                    156,629        154,588
Net assets being acquired by
  Pennsylvania-American                             249,791        248,055
Estimated liability for income taxes on
  sale of discontinued operations                   (55,050)       (55,542)
Anticipated income from discontinued
  operations during the balance of the
  phase-out period                                      854              -
Other net assets of discontinued operations
 (written off as of March 31, 1995)                       -         10,683
Total net assets of discontinued operations   $     195,595   $    203,196

                       Income from Discontinued Operations

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          1995       1994       1995*      1994
                                                  (Thousands of Dollars)
Operating revenues                       $     -    $17,507    $15,640    $50,473
Operating expenses, excluding income
  taxes
    Depreciation                               -      1,983      1,946      5,947
    Other operating expenses                   -      7,286      6,929     21,971
                                               -      9,269      8,875     27,918
Operating income before income taxes           -      8,238      6,765     22,555
    Income taxes                               -      2,148      1,403      5,518
Operating income                               -      6,090      5,362     17,037
    Allocated interest and other charges       -      3,175      3,235      9,398

Income from discontinued operations      $     -    $ 2,915    $ 2,127    $ 7,639

              Net Cash Provided (Used) by Discontinued Operations
[CAPTION]
                                                    Nine Months Ended
                                                      September 30,
                                                    1995*       1994
                                                  (Thousands of Dollars)
[S]                                                [C]        [C]
Income from discontinued operations                $  2,127   $  7,639

Noncash charges (credits) to income:
  Depreciation                                        1,946      5,947
  Deferred treatment plant costs                        145        436
  Deferred income taxes                                 447      3,080
  Deferred water utility billings                         -     (4,329)

Changes in working capital, exclusive of cash
  and current portion of long-term debt               1,648       (350)

Additions to utility plant                           (2,276)   (13,590)

Utilization of proceeds from issuance of
  long-term debt to be assumed by
  Pennsylvania-American                               1,137      7,203

Repayment of water facility loans                      (127)    (6,708)

Other, net                                           (1,283)     2,293

Net cash provided by discontinued operations       $  3,764   $  1,621



* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PG&W's water utility operations for financial statement purposes.

(3) RECOVERY OF ORDER 636 TRANSITION COSTS

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Gas Transition Costs are subject to recovery through the annual PGC rate filing. PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. The remaining $252,000 of Gas Transition Costs will be recovered by PG&W in its annual PGC rate that the PPUC has approved effective December 1, 1995.

    The PGC Order also indicated that while Non-Gas Transition Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.5 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.6 million had been billed to PG&W and $3.4 million had been recovered from its customers as of September 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PG&W for complying with the Emergency Order. PG&W does not believe that compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in late December, 1995, or early January, 1996. Until the closing, PG&W will continue to operate its water utility business.

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

    The net cash proceeds from the sale of approximately $201 million, after the payment of an estimated $55 million of income taxes, will be used by PEI and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of PEI and PG&W will consist of PG&W's gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American was approved by the shareholders of both PEI and PG&W on October 11, 1995. Completion of the sale remains subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of certain debt holders of both PEI and PG&W, and various other regulatory approvals and certain other conditions. Until the closing, PG&W intends to utilize its existing bank lines of credit for the external financing requirements of the water utility operations, which PG&W believes will be adequate for such purposes.

    Operating revenues from PG&W's water utility operations increased by $645,000 (3.7%) from $17.5 million for the three-month period ended September 30, 1994, to $18.2 million for the three-month period ended September 30, 1995. This increase in revenues was principally the result of a 3.5% increase in customer consumption which PG&W believes was attributable to the lower than normal rainfall experienced in 1995. Operating expenses related to the water utility operations, excluding income taxes, increased $967,000 (10.4%) from $9.3 million for the three-month period ended September 30, 1994, to $10.2 million for the three-month period ended September 30, 1995. This increase was primarily attributable to higher expenses as a result of operational changes and increased maintenance necessitated by the lower than normal rainfall during the quarter. Income taxes with respect to the water utility operations decreased by $261,000 (12.1%) from $2.1 million in the third quarter of 1994 to $1.9 million in the third quarter of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations decreased $61,000 (1.0%) from $6.1 million for the three-month period ended September 30, 1994, to $6.0 million for the three-month period ended September 30, 1995. After allocated interest and other charges, the income from the water utility operations decreased $86,000 (3.0%) from $2.9 million for the three-month period ended September 30, 1994, to $2.8 million for the three-month period ended September 30, 1995.

    Operating revenues from PG&W's water utility operations remained relatively unchanged, increasing $129,000 (0.3%) from $50.5 million for the nine-month period ended September 30, 1994, to $50.6 million for the nine-month period ended September 30, 1995. Operating expenses related to the water utility operations, excluding income taxes, increased $462,000 (1.7%) from $27.9 million for the nine-month period ended September 30, 1994, to $28.4 million for the nine-month period ended September 30, 1995. This increase was primarily the result of increased maintenance expense as a result of a higher level of leak repairs in 1995 compared to 1994. Income taxes with respect to the water utility operations decreased by $395,000 (7.2%) from $5.5 million in the first nine months of 1994 to $5.1 million in the first nine months of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations increased $62,000 (0.4%) from $17.0 million for the nine-month period ended September 30, 1994, to $17.1 million for the nine-month period ended September 30, 1995. After allocated interest and other charges, the income from the water utility operations for the nine-month periods ended September 30, 1994 and 1995, remained relatively unchanged, decreasing by $25,000 (0.3%).

    In accordance with generally accepted accounting principles, PG&W's financial statements have been restated to reflect PG&W's water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to PG&W's continuing operations, which consist primarily of its gas utility operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PG&W's statements of income as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1995, and September 30, 1994:

                                                   Percentage of Operating Revenues
                                                Three Months Ended  Nine Months Ended
                                                   September 30,      September 30,
                                                 1995        1994    1995       1994
OPERATING REVENUES...........................    100.0%      100.0%  100.0%     100.0%
  Cost of gas................................     40.2        45.6    56.0       58.9
OPERATING MARGIN.............................     59.8        54.4    44.0       41.1

OTHER OPERATING EXPENSES:
  Operation..................................     41.8        37.0    15.5       13.7
  Maintenance................................     12.0         7.4     3.5        2.7
  Depreciation...............................     14.7        11.6     5.1        4.1
  Income taxes...............................    (20.1)      (13.4)    1.6        3.0
  Taxes other than income taxes..............     11.5        10.9     7.5        7.1
    Total other operating expenses...........     59.9        53.5    33.2       30.6

OPERATING INCOME (LOSS)......................     (0.1)        0.9    10.8       10.5

OTHER INCOME (DEDUCTIONS), NET...............      0.2        (0.7)    0.2          -

INTEREST CHARGES.............................     23.5        17.0     7.8        6.0

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (23.4)      (16.8)    3.2        4.5

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................        -        20.3    (3.5)       6.3

NET INCOME (LOSS)............................    (23.4)        3.5    (0.3)      10.8

DIVIDENDS ON PREFERRED STOCK(1)..............      5.7         7.1     2.0        3.0

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...    (29.1)       (3.6)   (2.3)       7.8

(1) None of the dividends on preferred stock has been allocated to the discontinued operations.

                Three Months Ended September 30, 1995, Compared
                  With Three Months Ended September 30, 1994

    Operating Revenues. Operating revenues decreased $2.2 million (15.6%) from $14.4 million for the three-month period ended September 30, 1994, to $12.1 million for the three-month period ended September 30, 1995. This decrease was primarily the result of a reduction in the purchased gas cost component of PG&W's tariff ("the gas cost rate") effective May 16, 1995. See "-Rate Matters." Also contributing to the decrease was a 106,000 cubic feet (8.4%) decrease in consumption by residential and commercial heating customers as a result of 48 (27.6%) fewer heating degree days during the quarter.

    Cost of Gas. The cost of gas decreased $1.7 million (25.7%) from $6.6 million for the three-month period ended September 30, 1994, to $4.9 million for the three-month period ended September 30, 1995, primarily because of the aforementioned reduction in the gas cost rate effective May 16, 1995 (see "-Rate Matters") and the switching to transportation service by certain commercial and industrial customers.

    Operating Margin. The operating margin decreased $551,000 (7.1%) from $7.8 million in the third quarter of 1994 to $7.3 million in the third quarter of 1995, primarily because of the 106,000 cubic feet (8.4%) decrease in consumption by residential and commercial heating customers. However, as a percentage of operating revenues, the margin increased from 54.4% for the quarter ended September 30, 1994, to 59.8% for the quarter ended September 30, 1995, largely as a result of a higher average charge per cubic feet to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $414,000 (5.4%) for the three-month period ended September 30, 1995, compared to the three-month period ended September 30, 1994. This decrease was attributable to a number of factors, the most significant of which was a $504,000 (26.0%) decrease in income taxes. Income taxes decreased from a credit of $1.9 million in the third quarter of 1994 to a credit of $2.4 million in the third quarter of 1995 because of a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a slightly lower level of operation expenses, which declined $254,000 (4.8%), and a $170,000 (10.8%) decrease in taxes other than income taxes, primarily as a result of decreased gross receipts tax attributable to the lower operating revenues. The effects of these decreases were partially offset by a $399,000 (37.9%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $115,000 (6.9%) as a result of additions to utility plant. Even though other operating expenses decreased, they increased as a percentage of operating revenues from 53.5% during the third quarter of 1994 to 59.9% during the third quarter of 1995 because of the relatively greater decrease in revenues.

    Operating Income (Loss).  As a  result  of the above, total operating income
(loss) decreased by $137,000 (102.2%) from income of $134,000 for the three-month period ended September 30, 1994, to a loss of $3,000 for the three-month period ended September 30, 1995, and decreased as a percentage of total operating revenues for such periods from 0.9% in 1994 to 0.1% in 1995, primarily because of the decrease in operating revenues resulting from the reduction in the gas cost rate and lower consumption by residential and commercial heating customers.

    Interest Charges. Interest charges increased by $402,000 (16.4%) from $2.4 million for the three-month period ended September 30, 1994, to $2.8 million for the three-month period ended September 30, 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and higher levels of bank borrowings.

    Income (Loss) From Continuing Operations. The loss from continuing operations increased $420,000 (17.4%) from $2.4 million for the quarter ended September 30, 1994, to $2.8 million for the quarter ended September 30, 1995. This increase in the seasonal loss was largely the result of the matters discussed above, principally the decrease in operating margin and increase in interest charges.

    Net Income (Loss). The decrease in net income of $3.3 million from income of $505,000 for the three-month period ended September 30, 1994, to a loss of $2.8 million for the three-month period ended September 30, 1995, was largely the result of the elimination from earnings of the income from discontinued operations during the phase-out period for those operations. Also contributing to the decrease in net income was the reduced income from continuing operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $335,000 (32.7%) from $1.0 million for the three-month period ended September 30, 1994, to $690,000 for the three-month period ended September 30, 1995, as a result of the redemption by PG&W on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Earnings (Loss) Applicable to Common Stock. The decrease in earnings (loss) applicable to common stock of $3.0 million from a loss of $520,000 for the three-month period ended September 30, 1994, to a loss of $3.5 million for the three-month period ended September 30, 1995, as well as the decrease in earnings per share of common stock of $.53 from a loss of $.10 per share for the quarter ended September 30, 1994, to a loss of $.63 per share for the quarter ended September 30, 1995, were largely the result of the elimination from earnings of the income from discontinued operations during the phase-out period for those operations. The anticipated income from the discontinued operations during the quarter ended September 30, 1995, was recorded as an offset to the estimated loss on the disposal of the discontinued operations which was recorded as of March 31, 1995. Also contributing to the decreases in earnings (loss) applicable to common stock and earnings (loss) per share for the quarter ended September 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced preferred stock dividends.

                Nine Months Ended September 30, 1995, Compared
                  With Nine Months Ended September 30, 1994

    Operating Revenues. Operating revenues decreased $15.6 million (12.9%) from $121.2 million for the nine-month period ended September 30, 1994, to $105.5 million for the nine-month period ended September 30, 1995. This decrease was primarily the result of a reduction in the gas cost rate effective May 16, 1995. See "-Rate Matters." Also contributing to the decrease in revenues was a 1.7 billion cubic feet (10.6%) decrease in sales to residential and commercial heating customers, caused by a 638 (14.7%) decrease in heating degree days.
There were 3,696 heating degree days (90.7% of normal) during the first nine months of 1995 compared to 4,334 (106.4% of normal) during the first nine months of 1994.

    Cost of Gas. The cost of gas decreased $12.2 million (17.1%) from $71.4 million for the nine-month period ended September 30, 1994, to $59.1 million for the nine-month period ended September 30, 1995, primarily because of the aforementioned reduction in the gas cost rate effective May 16, 1995. See "- Rate Matters." Also contributing to the decrease was the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $3.4 million (6.8%) from $49.8 million in the nine-month period ended September 30, 1994, to $46.4 million in the nine-month period ended September 30, 1995. However, as a percentage of operating revenues, the margin increased from 41.1% in the first nine months of 1994 to 44.0% in the first nine months of 1995 primarily as a result of the higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $2.0 million (5.5%) from $37.1 million for the nine-month period ended September 30, 1994, to $35.0 million for the nine-month period ended September 30, 1995. This decrease was primarily the result of a $2.0 million (54.1%) decrease in income taxes from $3.6 million in the first nine months of 1994 to $1.7 million in the first nine months of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a slightly lower level of operation expenses, which declined $278,000 (1.7%), and a $634,000 (7.4%) decrease in taxes other than income taxes, primarily because of a decrease in gross receipts tax as a result of the lower level of operating revenues. The effect of the decreases in taxes was partially offset by a $485,000 (14.9%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and a $351,000 (7.0%) increase in depreciation expense as a result of additions to utility plant. Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 30.6% during the first nine months of 1994 to 33.2% during the first nine months of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $1.4 million (10.7%) from $12.7 million for the nine-month period ended September 30, 1994, to $11.4 million for the nine-month period ended September 30, 1995. Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 10.5% in 1994 to 10.8% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues, the effect of which was partially offset by the lower levels of taxes.

    Interest Charges. Interest charges increased by $886,000 (12.2%) from $7.3 million for the nine-month period ended September 30, 1994, to $8.2 million for the nine-month period ended September 30, 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and higher levels of bank borrowings.

    Income (Loss) From Continuing Operations. Income from continuing operations decreased $2.0 million (37.6%) from $5.4 million for the nine months ended
September 30, 1994, to $3.4 million for the nine months ended September 30, 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by the lower levels of taxes.

    Net Income (Loss). The decrease in net income (loss) of $13.4 million (102.4%) from income of $13.1 million for the nine-month period ended September 30, 1994, to a loss of $319,000 for the nine-month period ended September 30, 1995, was largely the result of the estimated loss on the disposal of discontinued operations, as discussed above. Also contributing to the decrease in net income was the lower income from continuing operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.6 million (43.5%) from $3.7 million for the nine-month period ended September 30, 1994, to $2.1 million for the nine-month period ended September 30, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million) of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Earnings (Loss) Applicable to Common Stock. The decrease in earnings (loss) applicable to common stock of $11.8 million from income of $9.4 million for the nine-month period ended September 30, 1994, to a loss of $2.4 million for the nine-month period ended September 30, 1995, as well as the decrease in earnings per share of common stock of $2.17 from earnings of $1.74 per share for the nine months ended September 30, 1994 (after a $.10 per share charge for the premium on redemption of preferred stock), to a loss of $.43 per share for the nine months ended September 30, 1995, were largely the result of the estimated loss (equivalent to $1.02 per share) on the disposal of discontinued operations, as discussed above. Also contributing to the decreases in earnings (loss) applicable to common stock and earnings per share for the nine months ended September 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced preferred stock dividends and, in the case of earnings per share, the absence of any premium on the redemption of preferred stock.

RATE MATTERS

    Pursuant to the  provisions  of  the  Pennsylvania  Public Utility Code (the
"Code") which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PG&W to decrease the gas costs contained in its tariffs from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, by Order adopted May 11, 1995, the PPUC authorized PG&W to decrease the gas costs contained in its gas tariffs to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. Additionally, by Order adopted November 9, 1995, the PPUC authorized PG&W to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PG&W's financial position or results of operations, and PG&W will still be required to file an annual purchased gas cost rate. The initial date that PG&W's purchased gas cost rate is subject to adjustment in accordance with such regulations is March 1, 1996.

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

    PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. The remaining $252,000 of Gas Transition Costs will be recovered by PG&W in its annual PGC rate that the PPUC has approved effective December 1, 1995.

    By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.5 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.6 million had been billed to PG&W and $3.4 million had been recovered from its customers as of September 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, and also to provide funding required for its discontinued operations, PG&W has made arrangements for a total of $80.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of November 10, 1995, $60.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has five additional bank lines of credit with an aggregate borrowing capacity of $20.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under these bank lines of credit are due and payable at various dates during 1996, the earliest of which is March 31, 1996. As of November 10, 1995, PG&W had $9.0 million of borrowings outstanding under these additional bank lines of credit.

    PG&W periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PG&W during the nine-month period ended September 30, 1995. However, on October 12, 1995, PG&W borrowed $50.0 million (the "Bridge Loan") pursuant to a term loan agreement (the "Bridge Loan Agreement"), which matures on November 1, 1996. The interest rate on borrowings under the Bridge Loan Agreement is generally less than prime. Proceeds from the Bridge Loan, along with other funds provided by PG&W, were utilized on October 13, 1995, to redeem the $50 million principal amount of PG&W's 9.57% Series First Mortgage Bonds due September 1, 1996.

    PG&W also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and Customer Stock Purchase Plan (the "Customer Plan"). During the nine-month period ended September 30, 1995, PG&W realized $3.0 million and $2.4 million from the issuance of common stock to PEI under the DRP and Customer Plan, respectively. However, because of the significant reduction in its capital requirements that will result from the currently pending sale of PG&W's water utility operations to Pennsylvania-American, effective May 9, 1995, PEI suspended both the investment feature of the DRP, from which $2.0 million was realized in 1995 prior to such action, and the Customer Plan.

    Expenditures for the construction of utility plant totaled $15.3 million during the first nine months of 1995 and are currently estimated to be $4.8 million during the remainder of the year. PG&W's construction expenditures are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1995, $57.5 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months, exclusive of PG&W's 9.57% Series First Mortgage Bonds due September 1, 1996. Such amount included borrowings of $49.0 million under the Credit Agreement and $8.4 million under three additional bank lines of credit, which expire during the second and third quarters of 1996. Prior to their respective expirations, PG&W intends to renew the Credit Agreement and its other bank lines of credit to the extent the related borrowing capacity is required. The $50 million of PG&W's 9.57% Series First Mortgage Bonds were redeemed on October 13, 1995, largely with proceeds from the Bridge Loan and were thus classified as long-term debt as of September 30, 1995.

Long Lived Assets

    In March 1995, Financial Accounting Standards Board ("FASB") Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 is not expected to have any significant impact on PG&W since the carrying amount of all assets, including regulatory assets, is considered recoverable.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting held on October 11, 1995, PG&W's preferred shareholders approved the Asset Purchase Agreement providing for the sale by Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG&W, and PG&W of PG&W's regulated water operations and certain related assets to Pennsylvania-American Water Company, Inc., a wholly-owned subsidiary of American Water Works Company, Inc., for approximately $409 million (including debt assumed), subject to adjustment. The preferred shareholders cast 188,508 votes for this proposal, 8,187 votes against it, and 5,541 abstained from voting on the proposal. PG&W's common shareholder, PEI, by executing a consent in lieu of a special meeting also approved the Asset Purchase Agreement on October 11, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Service Agreement for storage service dated October 13, 1995, by and between PG&W and Avoca Natural Gas Storage -- filed herewith.

     10-2 Employment Agreement effective September 1, 1995, between PEI and Dean T. Casaday -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-7812.

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  November 13, 1995            By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 13, 1995            By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                            PENNSYLVANIA GAS AND WATER COMPANY
                                                       (Registrant)



Date:  November 13, 1995            By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 13, 1995            By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)