Form 10-Q
period 1996-03-31
PG ENERGY INC
filed 1996-05-14
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three
              months ended March 31, 1996 and 1995. . . . . . . . . . .    2

            Balance Sheets as of March 31, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the three
              months ended March 31, 1996 and 1995. . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   17

                        PART I.  FINANCIAL INFORMATION

                                PG ENERGY INC.

                             Statements of Income
[CAPTION]
                                                    Three Months Ended
                                                         March 31,
                                                    1996          1995
                                                  (Thousands of Dollars)
[S]                                               [C]           [C]
OPERATING REVENUES                                $  69,415     $  68,237
  Cost of gas                                        39,978        41,407
OPERATING MARGIN                                     29,437        26,830

OTHER OPERATING EXPENSES:
  Operation                                           6,557         5,824
  Maintenance                                         1,214           968
  Depreciation                                        1,899         1,792
  Income taxes                                        5,927         4,867
  Taxes other than income taxes                       3,807         3,879
    Total other operating expenses                   19,404        17,330

OPERATING INCOME                                     10,033         9,500

OTHER INCOME, NET                                       150           234

INCOME BEFORE INTEREST CHARGES                       10,183         9,734

INTEREST CHARGES:
  Interest on long-term debt                          1,772         2,390
  Other interest                                        335           249
  Allowance for borrowed funds used
    during construction                                 (46)           (9)
    Total interest charges                            2,061         2,630

INCOME FROM CONTINUING OPERATIONS                     8,122         7,104

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
  (Note 2)                                             (365)       (3,704)

NET INCOME                                            7,757         3,400

DIVIDENDS ON PREFERRED STOCK                            637           691

EARNINGS APPLICABLE TO COMMON STOCK               $   7,120     $   2,709

COMMON STOCK
  Earnings per share of common stock:
    Continuing operations                         $    1.67     $    1.16
    Discontinued operations                            (.08)         (.67)
    Total                                         $    1.59     $     .49

  Weighted average shares outstanding             4,468,130     5,521,112
  Cash dividends per share (Note 3)               $  10.217     $    .705



The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                    March 31,     December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

ASSETS
[S]                                               [C]             [C]
UTILITY PLANT:
  At original cost                                $     298,675   $     295,895
  Accumulated depreciation                              (78,594)        (76,882)
                                                        220,081         219,013

OTHER PROPERTY AND INVESTMENTS                            5,005           5,089

CURRENT ASSETS:
  Cash and cash equivalents                              32,251             328
  Accounts receivable -
    Customers                                            24,950          18,189
    Affiliates                                              250               -
    Others                                                1,155             815
    Reserve for uncollectible accounts                     (993)           (781)
  Accrued utility revenues                                8,217          10,319
  Materials and supplies, at average cost                 2,852           2,609
  Gas held by suppliers, at average cost                  1,726          15,140
  Natural gas transition costs collectible                3,514           4,612
  Deferred cost of gas and supplier refunds, net          3,529               -
  Prepaid expenses and other                              4,443           3,281
                                                         81,894          54,512

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,893          30,015
    Natural gas transition costs collectible                  -             497
    Other                                                 3,027           2,516
  Unamortized debt expense                                1,283           1,340
                                                         34,203          34,368





NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250






TOTAL ASSETS                                      $     341,183   $     517,232





The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                    March 31,      December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
[S]                                               [C]             [C]
CAPITALIZATION: (Note 4)
  Common shareholder's investment                 $      97,045   $     208,356
  Preferred stock -
    Not subject to mandatory redemption, net             18,944          33,615
    Subject to mandatory redemption                       1,680           1,680
  Long-term debt                                         55,000          55,000
                                                        172,669         298,651

CURRENT LIABILITIES:
  Current portion of long-term debt                           -         115,801
  Preferred stock subject to mandatory
    redemption or repurchase                             14,751              80
  Note payable                                                -          10,000
  Accounts payable -
    Suppliers                                            16,080          17,781
    Affiliates, net                                           -             826
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes               2,330           1,542
  Accrued income taxes                                   63,795             516
  Accrued interest                                          979           2,062
  Accrued natural gas transition costs                    2,247           2,278
  Other                                                   5,254           3,162
                                                        105,436         154,482

DEFERRED CREDITS:
  Deferred income taxes                                  45,923          48,848
  Accrued natural gas transition costs                      588           1,144
  Unamortized investment tax credits                      4,895           4,938
  Operating reserves                                      3,359           3,709
  Other                                                   8,313           5,460
                                                         63,078          64,099



COMMITMENTS AND CONTINGENCIES (Note 6)







TOTAL CAPITALIZATION AND LIABILITIES              $     341,183   $     517,232




The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                         Three Months Ended
                                                               March 31,
                                                          1996          1995
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $  8,122      $  7,104
  Effects of noncash charges to income -
    Depreciation                                           1,912         1,799
    Deferred income taxes, net                                92         1,106
    Provisions for self insurance                            241           163
    Other, net                                               530           916
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              (5,037)       (3,486)
    Gas held by suppliers                                 13,414        10,719
    Accounts payable                                      (1,885)       (5,421)
    Deferred cost of gas and supplier refunds, net        (2,955)       15,397
    Other current assets and liabilities, net              4,995          (876)
  Other operating items, net                              (2,895)         (418)
      Net cash provided by continuing operations          16,534        27,003
  Net cash provided by discontinued operations             2,133         3,764
      Net cash provided by operating activities           18,667        30,767

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (2,973)       (3,770)
  Proceeds from the sale of discontinued operations      261,752             -
  Other, net                                                  68           158
      Net cash provided (used) by investing activities   258,847        (3,612)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   339         2,855
  Repurchase of common stock                             (85,000)            -
  Dividends on common and preferred stock                (34,407)       (4,584)
  Repayment of long-term debt                            (50,000)            -
  Net decrease in bank borrowings                        (76,443)      (24,925)
  Other, net                                                 (80)          (10)
      Net cash used for financing activities            (245,591)      (26,664)

NET INCREASE IN CASH AND CASH EQUIVALENTS                 31,923           491
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             328           304
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 32,251      $    795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  3,082      $  5,112
    Income taxes                                        $    445      $    437









The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  GENERAL

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

    Interim Financial Statements. The interim financial statements included herein have been prepared by PGE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PGE believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in PGE's latest annual report on Form 10-K.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of PGE. Therefore, actual amounts could differ from these estimates.

(2)  DISCONTINUED OPERATIONS

    Pursuant to an asset purchase agreement dated April 26, 1995, (the "Agreement") among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PGE sold substantially all of the assets, properties and rights of its water utility operations to Pennsylvania-American on February 16, 1996.

    Under the terms of the Agreement, Pennsylvania-American paid PGE approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.0 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.7 million.

    The net cash proceeds from the sale of approximately $203.1 million, net of the estimated $58.7 million payable for income taxes, are being used by PGE to retire debt, to repurchase stock (see Note 3 of these Notes to Financial
Statements) and for working capital for its continuing operations. With the sale of PGE's water utility operations, the principal assets of PGE now consist of its gas utility operations and approximately 46,000 acres of land.

    The accompanying financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PGE were allocated to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PGE's gross gas and water utility plant. This is the same method as was utilized by PGE and the PPUC in establishing the revenue requirements of both PGE's gas and water utility operations. None of the dividends on PGE's preferred stock nor any of PEI's interest expense were allocated to the discontinued operations.

    Selected financial information for the discontinued operations is set forth below:
[CAPTION]
                    Net Assets of Discontinued Operations

                           As of December 31, 1995
                           (Thousands of Dollars)
[S]                                                             [C]
Net utility plant                                               $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                    12,756
Deferred charges and other assets                                     25,752
Total assets acquired by
  Pennsylvania-American                                              407,250
Liabilities assumed by
  Pennsylvania-American
    Long-term debt                                                   141,097
    Other                                                              5,983
                                                                     147,080
Net assets acquired by
  Pennsylvania-American                                              260,170
Estimated liability for income taxes on
  sale of discontinued operations                                    (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                           790

Total net assets of discontinued operations                     $    204,250

                Loss With Respect to Discontinued Operations
[CAPTION]
                                                  Three Months Ended March 31,
                                                     1996              1995
                                                     (Thousands of Dollars)

[S]                                               [C]               [C]
Income from discontinued operations,
  net of related income taxes of $1,403,000*      $       -         $   2,127
Estimated loss on disposal of discontinued
  operations, net of income during the
  phase-out period                                     (365)           (5,831)

Loss with respect to discontinued operations      $    (365)        $  (3,704)

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) CASH DIVIDENDS

    The cash dividends per share for the three months ended March 31, 1996, include $9.077 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PGE to PEI on February 16, 1996, in connection with the sale of PGE's water utility operations on such date. This note was paid in full by PGE on March 8, 1996.

(4) REPURCHASES OF STOCK

    On February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million. During April, 1996, PGE repurchased 128,359 shares of its 9% Cumulative Preferred Stock for an aggregate consideration of $13.9 million and 18,354 shares of its 4.10% Cumulative Preferred Stock for an aggregate consideration of $918,000, in each case pursuant to a self tender offer dated March 11, 1996.

(5) ACCOUNTING CHANGES

    Long Lived Assets. In March 1995, FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The provisions of FASB Statement 121, which PGE adopted effective January 1, 1996, did not have a material impact on PGE's financial position or results of operations since the carrying amount of all assets, including regulatory assets, are considered recoverable.

(6)  COMMITMENTS AND CONTINGENCIES

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

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an asset purchase agreement dated April 26, 1995, (the "Agreement") among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PGE sold substantially all of the assets, properties and rights of its water utility operations to Pennsylvania-American on February 16, 1996.

    Under the terms of the agreement, Pennsylvania-American paid PGE approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.0 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996.)

    The net cash proceeds from the sale of approximately $203.1 million, net of an estimated $58.7 million payable for income taxes, are being used by PGE to retire debt, to repurchase stock (see Note 3 of the accompanying Notes to Financial Statements) and for working capital for its continuing operations. With the sale of its water utility operations, the principal assets of PGE now consist of its gas utility operations and approximately 46,000 acres of land.

    In accordance with generally accepted accounting principles, PGE's financial statements reflect its water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to PGE's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PGE's statements of income as percentages of total operating revenues for each of the three-month periods ended March 31, 1996, and March 31, 1995:
[CAPTION]
                                                             Percentage of
                                                          Operating Revenues
                                                          Three Months Ended
                                                               March 31,
                                                           1996        1995
[S]                                                        [C]         [C]
OPERATING REVENUES............................             100.0%      100.0%
  Cost of gas.................................              57.6        60.7
OPERATING MARGIN..............................              42.4        39.3

OTHER OPERATING EXPENSES:
  Operation...................................               9.4         8.6
  Maintenance.................................               1.8         1.4
  Depreciation................................               2.7         2.6
  Income taxes................................               8.5         7.1
  Taxes other than income taxes...............               5.5         5.7
    Total other operating expenses............              27.9        25.4

OPERATING INCOME..............................              14.5        13.9

OTHER INCOME, NET.............................               0.2         0.3

INTEREST CHARGES..............................               3.0         3.8

INCOME FROM CONTINUING OPERATIONS.............              11.7        10.4

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS..              (0.5)       (5.4)

NET INCOME....................................              11.2         5.0

DIVIDENDS ON PREFERRED STOCK(1)...............               0.9         1.0

EARNINGS APPLICABLE TO COMMON STOCK...........              10.3         4.0

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

                  Three Months Ended March 31, 1996, Compared
                    With Three Months Ended March 31, 1995

    Operating Revenues. Operating revenues increased $1.2 million (1.7%) from $68.2 million for the three-month period ended March 31, 1995, to $69.4 million for the three-month period ended March 31, 1996. This increase was primarily the result of a 1.6 billion cubic feet (16.1%) increase in sales to residential and commercial heating customers as a result of a 509 (18.1%) increase in heating degree days. There were 3,321 heating degree days (104.1% of normal) during the first quarter of 1996 compared to 2,812 (88.2% of normal) during the first quarter in 1995. The effects of the increased sales to heating customers were partially offset by a reduction in the purchased gas cost component of PGE's tariff ("the gas cost rate"). See "-Rate Matters."

    Cost of Gas. The cost of gas decreased $1.4 million (3.5%) from $41.4 million for the three-month period ended March 31, 1995, to $40.0 million for the three-month period ended March 31, 1996, primarily because of the aforementioned reduction in the gas cost rate (see "-Rate Matters"), the effects of which were partially offset by the increased sales to residential and commercial heating customers.

    Operating Margin. The operating margin increased $2.6 million (9.7%) from $26.8 million in the first quarter of 1995 to $29.4 million in the first quarter of 1996 and, as a percentage of operating revenues, increased from 39.3% for the quarter ended March 31, 1995, to 42.4% for the quarter ended March 31, 1996, primarily because of the 1.6 billion cubic feet (16.1%) increase in consumption by residential and commercial heating customers.

    Other Operating Expenses. Other operating expenses increased $2.1 million (12.0%) for the three-month period ended March 31, 1996, compared to the three-month period ended March 31, 1995, and increased as a percentage of operating revenues from 25.4% in the first quarter of 1995 to 27.9% in the first quarter of 1996. These increases were attributable to a number of factors, the most significant of which was a $1.1 million (21.8%) increase in income taxes. Income taxes increased from $4.9 million in the first quarter of 1995 to $5.9 million in the first quarter of 1996 because of an increase in income before income taxes (for this purpose, operating income net of interest charges). Also contributing to the increase in other operating expenses was a higher level of operation expenses, which increased $733,000 (12.6%) principally as a result of higher payroll and payroll-related costs, a $246,000 (25.4%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $107,000 (6.0%) as a result of additions to utility plant.

    Operating Income. As a result of the above, total operating income increased by $533,000 (5.6%) from $9.5 million for the three-month period ended March 31, 1995, to $10.0 million for the three-month period ended March 31, 1996, and increased as a percentage of total operating revenues for such periods from 13.9% in 1995 to 14.5% in 1996, primarily because of the increase in operating revenues resulting from the higher consumption by residential and commercial heating customers.

    Interest Charges. Interest charges decreased by $569,000 (21.6%) from $2.6 million for the three-month period ended March 31, 1995, to $2.1 million for the three-month period ended March 31, 1996. This decrease was largely attributable to the repayment of PGE's $50.0 million term loan and all of its outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income From Continuing Operations. Income from continuing operations increased $1.0 million (14.3%) from $7.1 million for the quarter ended March 31, 1995, to $8.1 million for the quarter ended March 31, 1996. This increase was largely the result of the matters discussed above, principally the increase in operating margin and decrease in interest charges.

    Net Income. The increase in net income of $4.4 million from $3.4 million for the three-month period ended March 31, 1995, to $7.8 million for the three-month period ended March 31, 1996, was largely the result of increased income from continuing operations and the reduced loss with respect to discontinued operations.

    Earnings Applicable to Common Stock. The increase in earnings applicable to common stock of $4.4 million from $2.7 million for the three-month period ended March 31, 1995, to $7.1 million for the three-month period ended March 31, 1996, as well as the increase in earnings per share of common stock of $1.10 from $.49 per share for the quarter ended March 31, 1995, to $1.59 per share for the quarter ended March 31, 1996, were largely the result of the increased income from continuing operations and the reduced loss with respect to discontinued operations.

RATE MATTERS

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code") relating to the annual purchased gas cost rate of larger gas distribution companies, such as PGE, the PPUC, by Order adopted May 11, 1995, authorized PGE to decrease the gas costs contained in its gas tariffs from $3.68 per thousand cubic feet to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. In accordance with the same provisions of the Code, the PPUC, by Order adopted November 9, 1995, authorized PGE to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate. As of May 10, 1996, no such quarterly gas cost adjustments had been made to PGE's tariffs.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs ("Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs ("Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 are being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $213,000 will be sought by PGE in its PGC rate that is expected to become effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to

FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.6 million had been billed to PGE and $5.9 million had been recovered from its customers as of March 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for approximately $413.5 million, consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000.

    PGE is using the $203.1 million of cash proceeds from the sale, after the payment of an estimated $58.7 million of federal and state income taxes, to retire debt, to repurchase stock and for working capital purposes. In this regard on February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million and repaid its $50.0 million term loan and all of its outstanding bank borrowings. Additionally, PGE temporarily invested $67.0 million of the proceeds from the sale pending the use of such funds for (i) the repayment on March 8, 1996, of its $30.0 million 10.125% promissory note which was issued to PEI as a common stock dividend on February 16, 1996, (ii) the repurchase of 128,359 shares of its 9% cumulative preferred stock at a price of $108 per share (for an aggregate consideration of $13.9 million) in April, 1996, (iii) the repurchase of 18,354 shares of its 4.10% cumulative preferred stock at a price of $50 per share (for an aggregate consideration of $918,000) in April, 1996, and (iv) for other working capital purposes. As of May 10, 1996, PGE had temporary cash investments totaling approximately $13.0 million.

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations that have been temporarily invested, PGE terminated its $60.0 million bank credit agreement and one additional bank line of credit under which $3.0 million was available for borrowing by PGE. PGE has retained and currently has three bank lines of credit with an aggregate borrowing capacity of $14.5 million (See "-Liquidity"), which is deemed adequate for its immediate needs through June 30, 1996, when the last $5.0 million of these lines will expire. PGE plans to arrange new and replacement bank lines of credit as the proceeds from the sale of its water utility operations are fully utilized and as it requires bank borrowings for working capital and other purposes.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $14.5 million of unsecured revolving bank credit and plans to arrange other bank lines of credit as its needs require (See "-Sale of Water Utility Operations"). Specifically, PGE currently has three bank lines of credit with an aggregate borrowing capacity of $14.5 million which provide for borrowings at interest rates generally less than prime. Two of these bank lines providing for an aggregate borrowing capacity of $9.5 million expire on May 31, 1996, and the third line, which provides for borrowings up to $5.0 million, expires June 30, 1996. However, PGE currently has no borrowings outstanding under these bank lines of credit, and it intends to arrange new and replacement bank lines of credit when it again has a need for bank borrowings. Additionally, PGE plans to borrow funds from PEI during 1996 for its construction expenditures and other working capital requirements to the extent that PEI has funds available for lending to PGE. Any such interim borrowings from PEI will be repaid with proceeds from bank borrowings by PGE.

    PGE believes that it will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PGE during the three-month period ended March 31, 1996.

    PGE also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). During the three-month period ended March 31, 1996, PGE realized $340,000 from the issuance of common stock to PEI under the DRP.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $2.8 million during the first three months of 1996 and are currently estimated to be $26.8 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1996, $80,000 of PGE's preferred stock was required to be repaid within twelve months. An additional $14.7 million of PGE's preferred stock, which was repurchased in April, 1996, pursuant to self tender offers, was also reflected as a current liability as of March 31, 1996.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27-1   Financial Data Schedule -- filed herewith.

(b) PGE filed a report on Form 8-K dated February 28, 1996, pursuant to Item 5. Other Events, regarding the sale by PGE on February 16, 1996, of its regulated water utility operations and certain related assets.

                                PG ENERGY INC.

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:  May 14, 1996                 By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 14, 1996                 By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)