Form 10-Q
period 1996-06-30
PG ENERGY INC
filed 1996-08-09
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and six
              months ended June 30, 1996 and 1995 . . . . . . . . . . .    2

            Balance Sheets as of June 30, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the six
              months ended June 30, 1996 and 1995 . . . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   19

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   19

                             PART I.  FINANCIAL INFORMATION

                                     PG ENERGY INC.

                                  Statements of Income

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                 1996       1995        1996        1995
                                                         (Thousands of Dollars)
OPERATING REVENUES                             $  25,457  $  25,184   $  94,872   $  93,421
  Cost of gas                                     12,575     12,874      52,553      54,281
OPERATING MARGIN                                  12,882     12,310      42,319      39,140

OTHER OPERATING EXPENSES:
  Operation                                        6,226      5,457      12,783      11,281
  Maintenance                                      1,492      1,312       2,706       2,280
  Depreciation                                     1,970      1,784       3,869       3,576
  Income taxes                                      (514)      (766)      5,413       4,101
  Taxes other than income taxes                    2,905      2,656       6,712       6,535
    Total other operating expenses                12,079     10,443      31,483      27,773

OPERATING INCOME                                     803      1,867      10,836      11,367

OTHER INCOME (DEDUCTIONS), NET                       169        (62)        319         172

INCOME BEFORE INTEREST CHARGES                       972      1,805      11,155      11,539

INTEREST CHARGES:
  Interest on long-term debt                       1,243      2,269       3,015       4,659
  Other interest                                     153        438         488         687
  Allowance for borrowed funds used
    during construction                              (50)       (13)        (96)        (22)
    Total interest charges                         1,346      2,694       3,407       5,324

INCOME (LOSS) FROM CONTINUING OPERATIONS            (374)      (889)      7,748       6,215

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
  (Note 2)                                           (21)         -        (386)     (3,704)

NET INCOME (LOSS)                                   (395)      (889)      7,362       2,511

DIVIDENDS ON PREFERRED STOCK                         383        692       1,020       1,383

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $    (778) $  (1,581)  $   6,342   $   1,128

COMMON STOCK
  Earnings (loss) per share of common stock:
    Continuing operations                      $    (.23) $    (.28)  $    1.73   $     .87
    Discontinued operations                         (.01)         -        (.10)       (.67)
    Net income (loss) before premium on
      repurchase/redemption of preferred stock      (.24)      (.28)       1.63         .20
    Premium on repurchase/redemption of
      preferred stock                               (.39)         -        (.33)          -
    Total                                      $    (.63) $    (.28)  $    1.30   $     .20

  Weighted average shares outstanding          3,314,155  5,576,066   3,891,143   5,548,741
  Cash dividends per share (Note 3)            $       -  $   .7075   $  10.217   $  1.4125



The accompanying notes are an integral part of the financial statements.


                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                     June 30,     December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

ASSETS
[S]                                               [C]             [C]
UTILITY PLANT:
  At original cost                                $     302,356   $     295,895
  Accumulated depreciation                              (79,011)        (76,882)
                                                        223,345         219,013

OTHER PROPERTY AND INVESTMENTS                            5,186           5,089

CURRENT ASSETS:
  Cash and cash equivalents                               1,409             328
  Accounts receivable -
    Customers                                            12,324          18,189
    Others                                                  575             815
    Reserve for uncollectible accounts                   (1,096)           (781)
  Accrued utility revenues                                1,599          10,319
  Materials and supplies, at average cost                 2,862           2,609
  Gas held by suppliers, at average cost                 12,110          15,140
  Natural gas transition costs collectible                2,295           4,612
  Deferred cost of gas and supplier refunds, net         10,615               -
  Prepaid expenses and other                              2,918           3,281
                                                         45,611          54,512

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,778          30,015
    Other                                                 3,612           3,013
  Unamortized debt expense                                1,240           1,340
                                                         34,630          34,368






NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250






TOTAL ASSETS                                      $     308,772   $     517,232





The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                     June 30,      December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
[S]                                               [C]             [C]
CAPITALIZATION: (Note 4)
  Common shareholder's investment                 $      94,973   $     208,356
  Preferred stock -
    Not subject to mandatory redemption, net             19,222          33,615
    Subject to mandatory redemption                         729           1,680
  Long-term debt                                         55,500          55,000
                                                        170,424         298,651

CURRENT LIABILITIES:
  Current portion of long-term debt                      11,000         115,801
  Preferred stock subject to repurchase or
    mandatory redemption                                    456              80
  Note payable                                            5,000          10,000
  Accounts payable -
    Suppliers                                            14,590          17,781
    Affiliates, net                                         907             826
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes                 617           1,542
  Accrued income taxes                                   40,999             516
  Accrued interest                                          680           2,062
  Accrued natural gas transition costs                    1,770           2,278
  Other                                                   3,642           3,162
                                                         79,661         154,482

DEFERRED CREDITS:
  Deferred income taxes                                  45,972          48,848
  Accrued natural gas transition costs                      207           1,144
  Unamortized investment tax credits                      4,853           4,938
  Operating reserves                                      3,283           3,709
  Other                                                   4,372           5,460
                                                         58,687          64,099



COMMITMENTS AND CONTINGENCIES (Note 6)





TOTAL CAPITALIZATION AND LIABILITIES              $     308,772   $     517,232





The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                           Six Months Ended
                                                               June 30,
                                                          1996          1995
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $  7,748      $  6,215
  Effects of noncash charges to income -
    Depreciation                                           3,908         3,596
    Deferred income taxes, net                               166          (127)
    Provisions for self insurance                            591           526
    Other, net                                               772         1,219
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              15,140        13,733
    Gas held by suppliers                                  3,030         7,187
    Accounts payable                                      (2,468)       (2,691)
    Deferred cost of gas and supplier refunds, net        (9,680)       14,019
    Other current assets and liabilities, net              2,467        (8,847)
  Other operating items, net                              (3,754)          438
      Net cash provided by continuing operations          17,920        35,268
  Net cash provided (used) by discontinued operations    (24,175)        3,764
      Net cash provided (used) by operating activities    (6,255)       39,032

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (8,823)       (8,304)
  Proceeds from the sale of discontinued operations      261,752             -
  Other, net                                                  69          (246)
      Net cash provided (used) by investing activities   252,998        (8,550)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   339         5,046
  Repurchase of common stock                             (85,000)            -
  Repurchase/redemption of preferred stock               (14,968)          (80)
  Dividends on common and preferred stock                (34,790)       (9,220)
  Repayment of long-term debt                            (50,000)         (210)
  Net decrease in bank borrowings                        (59,943)      (26,070)
  Other, net                                              (1,300)          (18)
      Net cash used for financing activities            (245,662)      (30,552)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,081           (70)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             328           304
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,409      $    234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  4,277      $ 11,266
    Income taxes                                        $ 22,441      $  8,147







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

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995 (the "Agreement"), among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.6 million, of which $22.3 million had been paid as of June 30, 1996.

    The cash proceeds from the sale of approximately $203.5 million, net of the estimated $58.6 million of income taxes, are being used by PEI and PGE to retire debt, to repurchase stock (see Note 3 of these Notes to Financial Statements), for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of PEI and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

    Selected financial information for the discontinued operations is set forth below:

                    Net Assets of Discontinued Operations
[CAPTION]
                           As of December 31, 1995
                           (Thousands of Dollars)
[S]                                                            [C]
Net utility plant                                              $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                   12,756
Deferred charges and other assets                                    25,752
Total assets acquired by
  Pennsylvania-American                                             407,250
Liabilities assumed by
  Pennsylvania-American -
    Long-term debt                                                  141,097
    Other                                                             5,983
                                                                    147,080
Net assets acquired by
  Pennsylvania-American                                             260,170
Estimated liability for income taxes on
  sale of discontinued operations                                   (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                          790

Total net assets of discontinued operations                    $    204,250


                Loss With Respect to Discontinued Operations

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          1996       1995       1996       1995
                                                  (Thousands of Dollars)
Income from discontinued operations,
    net of related income taxes of
    $1,403,000*                          $     -    $     -    $     -    $ 2,127
Estimated loss on disposal of
    discontinued operations, net of
    income during the phase-out period       (21)         -       (386)    (5,831)

Loss with respect to discontinued
    operations                           $    21    $     -    $   386    $ 3,704

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) CASH DIVIDENDS

    The cash dividends per share for the six months ended June 30, 1996, include $9.077 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PGE to PEI on February 16, 1996, in connection with the sale of PGE's water utility operations on such date. This note was paid in full by PGE on March 8, 1996.

(4) REPURCHASES OF STOCK

    On February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million. Additionally, during the quarter ended June 30, 1996, PGE repurchased 128,984 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.0 million and 18,524 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $927,000, largely pursuant to self tender offers. On June 17, 1996, PGE also repurchased 8,608 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate considerations of $758,000.

(5) ACCOUNTING CHANGES

    Long-Lived Assets. In March 1995, FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The provisions of FASB Statement 121, which PGE adopted effective January 1, 1996, did not have a material impact on the financial position or results of operations of PGE since the carrying amount of all assets, including regulatory assets, are considered recoverable.

(6)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PGE to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PGE for complying with the Emergency Order. PGE does not believe that its compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

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

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995 (the "Agreement"), among Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG Energy Inc. ("PGE"), PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996.)

    The cash proceeds from the sale of approximately $203.5 million, net of an estimated $58.6 million of income taxes, are being used by PEI and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of PEI and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

    In accordance with generally accepted accounting principles, PEI's financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to PGE's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PGE's statements of income as percentages of operating revenues for each of the three and six-month periods ended June 30, 1996, and June 30, 1995:

                                                   Percentage of Operating Revenues
                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                 1996        1995    1996       1995
OPERATING REVENUES...........................    100.0%      100.0%  100.0%     100.0%
  Cost of gas................................     49.4        51.1    55.4       58.1
OPERATING MARGIN.............................     50.6        48.9    44.6       41.9

OTHER OPERATING EXPENSES:
  Operation..................................     24.4        21.7    13.5       12.1
  Maintenance................................      5.9         5.2     2.8        2.4
  Depreciation...............................      7.7         7.1     4.1        3.8
  Income taxes...............................     (2.0)       (3.0)    5.7        4.4
  Taxes other than income taxes..............     11.4        10.5     7.1        7.0
    Total other operating expenses...........     47.4        41.5    33.2       29.7

OPERATING INCOME.............................      3.2         7.4    11.4       12.2

OTHER INCOME (DEDUCTIONS), NET...............      0.6        (0.2)    0.4        0.2

INTEREST CHARGES.............................      5.3        10.7     3.6        5.7

INCOME (LOSS) FROM CONTINUING OPERATIONS.....     (1.5)       (3.5)    8.2        6.7

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.      0.1           -     0.4        4.0

NET INCOME (LOSS)............................     (1.6)       (3.5)    7.8        2.7

DIVIDENDS ON PREFERRED STOCK(1)..............      1.5         2.7     1.1        1.5

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...     (3.1)       (6.2)    6.7        1.2

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

                  Three Months Ended June 30, 1996, Compared
                    With Three Months Ended June 30, 1995

    Operating Revenues. Operating revenues increased $273,000 (1.1%) from $25.2 million for the three-month period ended June 30, 1995, to $25.5 million for the three-month period ended June 30, 1996, primarily as a result of a 175 million cubic feet (5.6%) increase in consumption by PGE's residential and commercial heating customers. Heating degree days during the second quarter of 1996 were 114 (15.0%) higher than in the second quarter of 1995 and 14.0% above normal. The effects of the increased sales to heating customers were partially offset by a reduction in the purchased gas cost component of PGE's tariff ("the gas cost rate"). See "-Rate Matters."

    Cost of Gas. The cost of gas decreased $299,000 (2.3%) from $12.9 million for the three-month period ended June 30, 1995, to $12.6 million for the three-month period ended June 30, 1996, primarily because of the aforementioned reduction in the gas cost rate (see "-Rate Matters"), the effects of which were largely offset by the increased sales to residential and commercial heating customers.

    Operating Margin. The operating margin increased $572,000 (4.6%) from $12.3 million in the second quarter of 1995 to $12.9 million in the second quarter of 1996 and, as a percentage of operating revenues, increased from 48.9% for the quarter ended June 30, 1995, to 50.6% for the quarter ended June 30, 1996, primarily because of the 175 million cubic feet (5.6%) increase in consumption by residential and commercial heating customers.

    Other Operating Expenses. Other operating expenses increased $1.6 million (15.7%) for the three-month period ended June 30, 1996, compared to the three-month period ended June 30, 1995, and increased as a percentage of operating revenues from 41.5% in the second quarter of 1995 to 47.4% in the second quarter of 1996. These increases were attributable to a number of factors, the most significant of which was a higher level of operation expenses, which increased $769,000 (14.1%) principally as a result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which were previously allocated to PGE's discontinued operations, that are now being absorbed by its continuing operations. Also contributing to the increase in other operating expenses was a $249,000 (9.4%) increase in taxes other than income taxes as a result of increased gross receipts tax, which is based on revenues collected from customers, a $180,000 (13.7%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $186,000 (10.4%) attributable to additions to utility plant.

    Income taxes increased $252,000 (32.9%) from a credit of $766,000 in the second quarter of 1995 to a credit of $514,000 in the second quarter of 1996 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, total operating income decreased by $1.1 million (57.0%) from $1.9 million for the three-month period ended June 30, 1995, to $803,000 for the three-month period ended June 30, 1996, and decreased as a percentage of total operating revenues for such periods from 7.4% in 1995 to 3.2% in 1996, primarily because of the aforementioned increase in other operating expenses, the effects of which were partially offset by the increased operating margin resulting from the higher consumption by residential and commercial heating customers.

    Interest Charges. Interest charges decreased by $1.3 million (50.0%) from $2.7 million for the three-month period ended June 30, 1995, to $1.3 million for the three-month period ended June 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $515,000 (57.9%) from $889,000 for the quarter ended June 30, 1995, to $374,000 for the quarter ended June 30, 1996. This decrease was largely the result of the matters discussed above, principally the increase in operating margin and decrease in interest charges, the effects of which were largely offset by the increased other operating expenses.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $309,000 (44.7%) from $692,000 for the three-month period ended June 30, 1995, to $383,000 for the three-month period ended June 30, 1996, largely as a result of the repurchase by PGE of 128,984 shares of its 9% cumulative preferred stock, 8,608 shares of its 5.75% cumulative preferred stock and 18,524 shares of its 4.10% cumulative preferred stock during the second quarter of 1996.

    Earnings (Loss) Applicable to Common Stock. The decrease in loss applicable to common stock of $803,000 from $1.6 million for the three-month period ended June 30, 1995, to $778,000 for the three-month period ended June 30, 1996, as well as the $.04 decrease in the loss per share of common stock before premium on repurchase/redemption of preferred stock, from $.28 per share for the quarter ended June 30, 1995, to $.24 per share for the quarter ended June 30, 1996, was largely the result of the factors discussed above. The effect of the decrease in loss applicable to common stock on earnings per share was more than offset by a $.39 per share charge for the premium on the repurchase of preferred stock which acted to increase the loss per share of common stock for the quarter ended June 30, 1996, to $.63 per share, compared to $.28 per share for the quarter ended June 30, 1995. While premiums on the repurchase of preferred stock are charged to retained earnings and are not a determinant of income, the premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                   Six Months Ended June 30, 1996, Compared
                      With Six Months Ended June 30, 1995

    Operating Revenues. Operating revenues increased $1.5 million (1.6%) from $93.4 million for the six-month period ended June 30, 1995, to $94.9 million for the six-month period ended June 30, 1996, primarily as a result of a 1.8 billion cubic feet (13.6%) increase in sales to residential and commercial heating customers. There was a 623 (17.5%) increase in heating degree days from 3,570 (90.3% of normal) during the first six months of 1995 compared to 4,193 (106.0% of normal) during the first six months of 1996. The effects of the increased sales to heating customers were largely offset by reductions in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Cost of Gas. The cost of gas decreased $1.7 million (3.2%) from $54.3 million for the six-month period ended June 30, 1995, to $52.6 million for the six-month period ended June 30, 1996, primarily because of the aforementioned reductions in PGE's gas cost rate (see "-Rate Matters"), the effects of which were partially offset by the increased sales to residential and commercial heating customers.

    Operating Margin. The operating margin increased $3.2 million (8.1%) from $39.1 million in the six-month period ended June 30, 1995, to $42.3 million in the six-month period ended June 30, 1996, primarily because of the 1.8 billion cubic feet (13.6%) increase in consumption by residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 41.9% in the first six months of 1995 to 44.6% in the first six months of 1996.

    Other Operating Expenses. Other operating expenses increased $3.7 million (13.4%) from $27.8 million for the six-month period ended June 30, 1995, to $31.5 million for the six-month period ended June 30, 1996, and increased as a percentage of operating revenues from 29.7% during the first six months of 1995 to 33.2% during the first six months of 1996, in part because of the reductions in PGE's gas cost rate and the corresponding decrease in revenues. The $3.7 million increase in other operating expenses was attributable to a number of factors, the most significant of which was a $1.5 million (13.3%) increase in operation expenses, primarily as result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which were previously allocated to PGE's discontinued operations, that are now being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $293,000 (8.2%) increase in depreciation expense attributable to additions to PGE's utility plant, as well as a $426,000 (18.7%) increase in maintenance expenses caused by charges relating to the maintenance of gas valves.

    Income taxes increased $1.3 million (32.0%) from $4.1 million in the first six months of 1995 to $5.4 million in the first six months of 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, total operating income decreased by $531,000 (4.7%) from $11.4 million for the six-month period ended June 30, 1995, to $10.8 million for the six-month period ended June 30, 1996, and decreased as a percentage of total operating revenues for such periods from 12.2% in 1995 to 11.4% in 1996, primarily because of the higher level of other operating expenses.

    Interest Charges. Interest charges decreased by $1.9 million (36.0%) from $5.3 million for the six-month period ended June 30, 1995, to $3.4 million for the six-month period ended June 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $1.5 million (24.7%) from $6.2 million for the six months ended June 30, 1995, to $7.7 million for the six months ended June 30, 1996. This increase was largely the result of the matters discussed above, principally the increase in operating margin resulting from the higher level of sales to residential and commercial heating customers and the decrease in interest charges, the effects of which were partially offset by the higher level of other operating expenses.

    Net Income (Loss). The increase in net income of $4.9 million (193.2%) from $2.5 million for the six-month period ended June 30, 1995, to $7.4 million for the six-month period ended June 30, 1996, was largely the result of the higher income from continuing operations, as discussed above, and the decreased loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $363,000 (26.2%) from $1.4 million for the six-month period ended June 30, 1995, to $1.0 million for the six-month period ended June 30, 1996, largely as a result of the repurchase by PGE of 128,984 shares of its 9% cumulative preferred stock, 8,608 shares of its 5.75% cumulative preferred stock and 18,524 shares of its 4.10% cumulative preferred stock, $100 par value, during the second quarter of 1996.

    Earnings (Loss) Applicable to Common Stock. The increase in earnings applicable to common stock of $5.2 million (462.2%) from $1.1 million for the six-month period ended June 30, 1995, to $6.3 million for the six-month period ended June 30, 1996, as well as the increase in earnings per share of common stock of $1.10 from $.20 per share for the six months ended June 30, 1995, to $1.30 per share for the six months ended June 30, 1996 (after a $.33 per share charge for premiums on the repurchase of preferred stock), were the result of the higher income from continuing operations and the reduced dividends on preferred stock, as discussed above, and the decrease of $.57 per share from $.67 per share for the six-month period ended June 30, 1995, to $.10 per share for the six-month period ended June 30, 1996, in the loss with respect to discontinued operations.

RATE MATTERS

    Proposed Rate Increase. On May 24, 1996, PGE filed an application with the Pennsylvania Public Utility Commission ("PPUC") seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. It is not presently possible to determine what action the PPUC will ultimately take in this matter.

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

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations providing for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. In accordance with the regulations regarding quarterly gas cost rate adjustments, PGE increased its gas cost rate to $2.88 per thousand cubic feet effective June 1, 1996. Except for reducing the amount of any over or undercollections of gas costs, the changes in gas rates pursuant to these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate.

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

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 is being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $213,000 is being sought by PGE in its PGC rate that will be effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $8.7 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.8 million had been billed to PGE and $6.4 million had been recovered from its customers as of June 30, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE used the $203.5 million of cash proceeds from the sale, after the payment of an estimated $58.6 million of federal and state income taxes (of which $22.3 million had been paid as of July 31, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, on February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings, and temporarily invested the balance of the proceeds. Additionally, on March 8, 1996, PGE repaid its $30.0 million 10.125% promissory note which was issued to PEI as a common stock dividend on February 16, 1996.

    During the quarter ended June 30, 1996, as part of the recapitalization following the sale of its water utility operations, PGE repurchased 128,984 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.0 million and 18,524 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $927,000, largely pursuant to self tender offers. On June 17, 1996, PGE also repurchased 8,608 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $758,000.

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

    The cash flow from PGE's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is generally the practice of PGE to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt. Bank borrowings are also used by PGE for the seasonal funding of its gas purchases and increases in customer accounts receivable.

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. However, in order to finance on-going construction expenditures and to meet its seasonal borrowing requirements, PGE has since made arrangements for a total of $45.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has five bank lines of credit with an aggregate borrowing capacity of $45.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of July 31, 1996, PGE had $23.5 million of borrowings outstanding under these bank lines of credit. In addition, PGE is currently seeking approval of the PPUC to borrow up to $70.0 million from PEI for periods of up to two years. Upon receiving approval of the PPUC, PGE intends to borrow funds from PEI during 1996, and also 1997, to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PGE. Any such interim borrowings by PGE from PEI will be repaid with proceeds from bank borrowings by PGE. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer adequate for its needs and as it requires additional funding for working capital and other purposes.

    PGE believes that it will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PGE during the three-month period ended June 30, 1996.

    PGE also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). PEI has, however, temporarily suspended the sale of stock to the DRP as a result of the proceeds received from the sale of PGE's water utility operations. As a consequence, although PGE realized $340,000 from the issuance of common stock to PEI in connection with the DRP during the six-month period ended June 30, 1996, PGE is not presently so issuing any common stock.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant by PGE totaled $8.6 million during the first six months of 1996 and are currently estimated to be $21.0 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of June 30, 1996, $80,000 of PGE's preferred stock and $11.0 million of PGE's bank borrowings were required to be repaid within twelve months. An additional $376,000 of PGE's preferred stock, which was repurchased in July, 1996, was also reflected as a current liability as of June 30, 1996.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 26, 1996, Pennsylvania Enterprises, Inc., the sole common shareholder of PG Energy Inc., executed an action in lieu of a meeting of shareholders re-electing the following incumbent directors of PG Energy Inc. to an additional one year term: Kenneth L. Pollock, William D. Davis, Dean T. Casaday, Robert J. Keating, James A. Ross, John D. McCarthy, Ronald
     W. Simms, Kenneth M. Pollock, Paul R. Freeman, John D. McCarthy, Jr. and Richard A. Rose, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27-1   Financial Data Schedule -- filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                PG ENERGY INC.

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:  August 9, 1996                By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 9, 1996                By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)