Form 10-Q
period 1996-09-30
PG ENERGY INC
filed 1996-11-12
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Statements of Income for the three and nine
              months ended September 30, 1996 and 1995. . . . . . . . .    2

            Balance Sheets as of September 30, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Statements of Cash Flows for the nine
              months ended September 30, 1996 and 1995. . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   19

                             PART I.  FINANCIAL INFORMATION

                                     PG ENERGY INC.

                                  Statements of Income

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                 1996       1995        1996        1995
                                                         (Thousands of Dollars)
OPERATING REVENUES                             $  13,998  $  12,119   $ 108,870   $ 105,540
  Cost of gas                                      5,979      4,866      58,532      59,147
OPERATING MARGIN                                   8,019      7,253      50,338      46,393

OTHER OPERATING EXPENSES:
  Operation                                        5,716      5,062      18,499      16,342
  Maintenance                                      1,379      1,452       4,085       3,732
  Depreciation                                     1,969      1,785       5,838       5,361
  Income taxes                                    (2,005)    (2,442)      3,408       1,659
  Taxes other than income taxes                    1,619      1,399       8,331       7,934
    Total other operating expenses                 8,678      7,256      40,161      35,028

OPERATING INCOME (LOSS)                             (659)        (3)     10,177      11,365

OTHER INCOME (DEDUCTIONS), NET                        (8)        20         311         192

INCOME (LOSS) BEFORE INTEREST CHARGES               (667)        17      10,488      11,557

INTEREST CHARGES:
  Interest on long-term debt                       1,665      2,295       4,680       6,954
  Other interest                                      68        571         556       1,258
  Allowance for borrowed funds used
    during construction                              (73)       (19)       (169)        (40)
    Total interest charges                         1,660      2,847       5,067       8,172

INCOME (LOSS) FROM CONTINUING OPERATIONS          (2,327)    (2,830)      5,421       3,385

LOSS WITH RESPECT TO DISCONTINUED
  OPERATIONS (Note 2)                                  -          -        (386)     (3,704)

NET INCOME (LOSS)                                 (2,327)    (2,830)      5,035        (319)

DIVIDENDS ON PREFERRED STOCK                         363        690       1,383       2,073

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $  (2,690) $  (3,520)  $   3,652   $  (2,392)

COMMON STOCK
  Earnings (loss) per share of common stock:
    Continuing operations                      $    (.81) $    (.63)  $    1.09   $     .24
    Discontinued operations                            -          -        (.10)       (.67)
    Net income (loss) before premium on
      repurchase/redemption of preferred stock      (.81)      (.63)        .99        (.43)
    Premium on repurchase/redemption of
      preferred stock                               (.03)         -        (.37)          -
    Total                                      $    (.84) $    (.63)  $     .62   $    (.43)

  Weighted average shares outstanding          3,314,155  5,585,882   3,697,410   5,561,257
  Cash dividends per share (Note 3)            $       -  $     .64   $  10.217   $  2.0525


The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                  September 30,    December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

ASSETS
[S]                                               [C]             [C]
UTILITY PLANT:
  At original cost                                $     311,363   $     295,895
  Accumulated depreciation                              (80,708)        (76,882)
                                                        230,655         219,013

OTHER PROPERTY AND INVESTMENTS                            5,159           5,089

CURRENT ASSETS:
  Cash and cash equivalents                                 632             328
  Accounts receivable -
    Customers                                             7,948          18,189
    Affiliates, net                                         122               -
    Others                                                  576             815
    Reserve for uncollectible accounts                     (882)           (781)
  Accrued utility revenues                                1,781          10,319
  Materials and supplies, at average cost                 2,959           2,609
  Gas held by suppliers, at average cost                 25,439          15,140
  Natural gas transition costs collectible                3,134           4,612
  Deferred cost of gas and supplier refunds, net         17,545               -
  Prepaid expenses and other                              1,716           3,281
                                                         60,970          54,512

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,687          30,015
    Other                                                 4,331           3,013
  Unamortized debt expense                                1,196           1,340
                                                         35,214          34,368






NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250






TOTAL ASSETS                                      $     331,998   $     517,232




The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS
[CAPTION]
                                                  September 30,    December 31,
                                                      1996            1995
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
[S]                                               [C]             [C]
CAPITALIZATION: (Note 4)
  Common shareholder's investment                 $      92,188   $     208,356
  Preferred stock -
    Not subject to mandatory redemption, net             19,192          33,615
    Subject to mandatory redemption                         739           1,680
  Long-term debt:
    Parent                                               37,300               -
    Other                                                55,000          55,000
                                                        204,419         298,651

CURRENT LIABILITIES:
  Current portion of long-term debt                      20,130         115,801
  Preferred stock subject to mandatory redemption            80              80
  Note payable                                                -          10,000
  Accounts payable -
    Suppliers                                            13,785          17,781
    Affiliates, net                                           -             826
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes                 525           1,542
  Accrued income taxes                                   27,445             516
  Accrued interest                                          921           2,062
  Accrued natural gas transition costs                    2,292           2,278
  Other                                                   3,609           3,162
                                                         68,787         154,482

DEFERRED CREDITS:
  Deferred income taxes                                  46,096          48,848
  Accrued natural gas transition costs                      384           1,144
  Unamortized investment tax credits                      4,810           4,938
  Operating reserves                                      3,113           3,709
  Other                                                   4,389           5,460
                                                         58,792          64,099




COMMITMENTS AND CONTINGENCIES (Note 6)




TOTAL CAPITALIZATION AND LIABILITIES              $     331,998   $     517,232





The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                           STATEMENTS OF CASH FLOWS
[CAPTION]
                                                          Nine Months Ended
                                                            September 30,
                                                          1996          1995
                                                        (Thousands of Dollars)
[S]                                                     [C]           [C]
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $  5,421      $  3,385
  Effects of noncash charges to income -
    Depreciation                                           5,890         5,395
    Deferred income taxes, net                               519           195
    Provisions for self insurance                            742           889
    Other, net                                               953         1,659
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              18,997        16,664
    Gas held by suppliers                                (10,299)         (130)
    Accounts payable                                      (4,639)       (2,334)
    Deferred cost of gas and supplier refunds, net       (16,801)        7,207
    Other current assets and liabilities, net              1,291       (10,335)
  Other operating items, net                              (4,636)        1,077
      Net cash provided (used) by continuing operations   (2,562)       23,672
  Net cash provided (used) by discontinued operations    (35,470)        3,764
      Net cash provided (used) by operating activities   (38,032)       27,436

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                             (18,501)      (14,907)
  Proceeds from the sale of discontinued operations      261,752             -
  Other, net                                                 212         2,560
      Net cash provided (used) by investing activities   243,463       (12,347)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   339         5,383
  Repurchase of common stock                             (85,007)            -
  Repurchase/redemption of preferred stock               (15,364)          (80)
  Dividends on common and preferred stock                (35,151)      (13,484)
  Issuance of long-term debt to parent                    49,900             -
  Repayment of long-term debt to parent                  (12,600)            -
  Repayment of long-term debt                            (50,000)       (3,535)
  Net decrease in bank borrowings                        (55,854)       (3,125)
  Other, net                                              (1,390)          (25)
      Net cash used for financing activities            (205,127)      (14,866)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    304           223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             328           304
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    632      $    527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  5,704      $ 16,353
    Income taxes                                        $ 34,386      $  8,338





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

    On October 30, 1996, PGE signed a purchase agreement to acquire all of the capital stock of Honesdale Gas Company, which distributes natural gas to approximately 3,200 customers in portions of Wayne and Pike Counties in northeastern Pennsylvania. This acquisition, which is subject to approval of the PPUC, is expected to be consummated in early 1997.

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

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.6 million, of which $33.5 million had been paid as of September 30, 1996.

    The cash proceeds from the sale of approximately $203.5 million, net of the estimated $58.6 million of income taxes, have been used by PEI and PGE to retire debt, to repurchase stock (see Note 4 of these Notes to Financial Statements), for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of PEI and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

    Selected financial information for the discontinued operations is set forth below:

                    Net Assets of Discontinued Operations
[CAPTION]
                           As of December 31, 1995
                           (Thousands of Dollars)
[S]                                                            [C]
Net utility plant                                              $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                   12,756
Deferred charges and other assets                                    25,752
Total assets acquired by
  Pennsylvania-American                                             407,250
Liabilities assumed by
  Pennsylvania-American -
    Long-term debt                                                  141,097
    Other                                                             5,983
                                                                    147,080
Net assets acquired by
  Pennsylvania-American                                             260,170
Estimated liability for income taxes on
  sale of discontinued operations                                   (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                          790

Total net assets of discontinued operations                    $    204,250

                Loss With Respect to Discontinued Operations

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                          1996       1995       1996       1995
                                                  (Thousands of Dollars)
Income from discontinued operations,
    net of related income taxes of
    $1,403,000*                          $     -    $     -    $     -    $ 2,127
Estimated loss on disposal of
    discontinued operations, net of
    income during the phase-out period         -          -       (386)    (5,831)

Loss with respect to discontinued
    operations                           $     -    $     -    $  (386)   $(3,704)

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) CASH DIVIDENDS

    The cash dividends per share for the nine months ended September 30, 1996, include $9.077 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PGE to PEI on February 16, 1996, in connection with the sale of PGE's water utility operations on such date. This note was paid in full by PGE on March 8, 1996.

(4) REPURCHASES OF STOCK

    On February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million. Additionally, during the nine-month period ended September 30, 1996, PGE repurchased 132,988 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.4 million and 18,591 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $947,000, largely pursuant to self tender offers conducted during March and April, 1996. On June 17, 1996, PGE also repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

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

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among Pennsylvania Enterprises, Inc. ("PEI"), the parent company of PG Energy Inc. ("PGE"), PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

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

    The cash proceeds from the sale of approximately $203.5 million, net of an estimated $58.6 million of income taxes, have been used by PEI and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of PEI and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PGE's statements of income as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1996, and September 30, 1995:

                                                   Percentage of Operating Revenues
                                                Three Months Ended  Nine Months Ended
                                                   September 30,      September 30,
                                                 1996        1995    1996       1995
OPERATING REVENUES...........................    100.0%      100.0%  100.0%     100.0%
  Cost of gas................................     42.7        40.2    53.8       56.0
OPERATING MARGIN.............................     57.3        59.8    46.2       44.0

OTHER OPERATING EXPENSES:
  Operation..................................     40.8        41.8    17.0       15.5
  Maintenance................................      9.8        12.0     3.8        3.5
  Depreciation...............................     14.1        14.7     5.4        5.1
  Income taxes...............................    (14.3)      (20.1)    3.1        1.6
  Taxes other than income taxes..............     11.6        11.5     7.6        7.5
    Total other operating expenses...........     62.0        59.9    36.9       33.2

OPERATING INCOME (LOSS)......................     (4.7)       (0.1)    9.3       10.8

OTHER INCOME (DEDUCTIONS), NET...............        -         0.2     0.3        0.2

INTEREST CHARGES.............................    (11.9)      (23.5)   (4.6)      (7.8)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (16.6)      (23.4)    5.0        3.2

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.        -           -    (0.4)      (3.5)

NET INCOME (LOSS)............................    (16.6)      (23.4)    4.6       (0.3)

DIVIDENDS ON PREFERRED STOCK(1)..............     (2.6)       (5.7)   (1.2)      (2.0)

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...    (19.2)      (29.1)    3.4       (2.3)

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

                Three Months Ended September 30, 1996, Compared
                  With Three Months Ended September 30, 1995

    Operating Revenues. Operating revenues increased $1.9 million (15.5%) from $12.1 million for the three-month period ended September 30, 1995, to $14.0 million for the three-month period ended September 30, 1996, primarily as a result of price increases due to increases in the purchased gas cost component of PGE's tariffs (the "gas cost rate") (See "-Rate Matters") and a 79 million cubic feet (6.8%) increase in consumption by PGE's residential and commercial heating customers largely caused by customer growth and slightly cooler weather.

    Cost of Gas. The cost of gas increased $1.1 million (22.9%) from $4.9 million for the three-month period ended September 30, 1995, to $6.0 million for the three-month period ended September 30, 1996, primarily because of the aforementioned increases in the gas cost rate (see "-Rate Matters") and increased sales to residential and commercial heating customers.

    Operating Margin. The operating margin increased $766,000 (10.6%) from $7.3 million in the third quarter of 1995 to $8.0 million in the third quarter of 1996. However, as a percentage of operating revenues, the operating margin decreased from 59.8% for the quarter ended September 30, 1995, to 57.3% for the quarter ended September 30, 1996, primarily because of the increased cost of gas.

    Other Operating Expenses. Other operating expenses increased $1.4 million (19.6%) for the three-month period ended September 30, 1996, compared to the three-month period ended September 30, 1995, and increased as a percentage of operating revenues from 59.9% in the third quarter of 1995 to 62.0% in the third quarter of 1996. These increases were attributable to a number of factors, the most significant of which was a higher level of operation expenses, which increased $654,000 (12.9%) principally as a result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which were previously allocated to PGE's discontinued operations, that are now being absorbed by its continuing operations. Also contributing to the increase in other operating expenses was a $220,000 (15.7%) increase in taxes other than income taxes as a result of increased gross receipts tax, which is based on revenues collected from customers, and increased depreciation expense of $184,000 (10.3%) attributable to additions to utility plant.

    Income taxes increased $437,000 (17.9%) from a credit of $2.4 million in the third quarter of 1995 to a credit of $2.0 million in the third quarter of 1996 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, the operating loss increased by $656,000 from $3,000 for the three-month period ended September 30, 1995, to $659,000 for the three-month period ended September 30, 1996, and increased as a percentage of total operating revenues for such periods from 0.1% in 1995 to 4.7% in 1996, primarily because of the aforementioned increase in other operating expenses, the effects of which were partially offset by the increased operating margin.

    Interest Charges. Interest charges decreased by $1.2 million (41.7%) from $2.8 million for the three-month period ended September 30, 1995, to $1.7 million for the three-month period ended September 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $503,000 (17.8%) from $2.8 million for the quarter ended September 30, 1995, to $2.3 million for the quarter ended September 30, 1996. This decrease was largely the result of the matters discussed above, principally the increase in operating margin and decrease in interest charges, the effects of which were partially offset by the increased other operating expenses.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $327,000 (47.4%) from $690,000 for the three-month period ended September 30, 1995, to $363,000 for the three-month period ended September 30, 1996, primarily as a result of the repurchase by PGE in 1996 of 132,988 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 18,591 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Earnings (Loss) Applicable to Common Stock. The decrease in loss applicable to common stock of $830,000 (23.6%) from $3.5 million for the three-month period ended September 30, 1995, to $2.7 million for the three-month period ended September 30, 1996, was largely the result of the factors discussed above.

    As a result of PGE's repurchase of 2,297,297 shares of its common stock from PEI on February 16, 1996, which acted to reduce the weighted average number of shares outstanding for the three-month period ended September 30, 1996, by 40.6%, and the $.03 per share charge for the premium on the repurchase of preferred stock, the loss per share of common stock increased by $.21 per share from $.63 per share for the three-month period ended September 30, 1995, to $.84 per share for the three-month period ended September 30, 1996. While premiums on the repurchase of preferred stock are charged to retained earnings and are not a determinant of earnings applicable to common stock, the premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                Nine Months Ended September 30, 1996, Compared
                   With Nine Months Ended September 30, 1995

    Operating Revenues. Operating revenues increased $3.3 million (3.2%) from $105.5 million for the nine-month period ended September 30, 1995, to $108.9 million for the nine-month period ended September 30, 1996, primarily as a result of a 1.9 billion cubic feet (13.0%) increase in sales to residential and commercial heating customers. There was a 660 (17.9%) increase in heating degree days from 3,696 (90.7% of normal) during the first nine months of 1995 to 4,356 (106.9% of normal) during the first nine months of 1996. The effects of the increased sales to heating customers were partially offset by lower levels in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Cost of Gas. The cost of gas decreased $615,000 (1.0%) from $59.1 million for the nine-month period ended September 30, 1995, to $58.5 million for the nine-month period ended September 30, 1996, primarily because of the aforementioned lower levels in PGE's gas cost rate (see "-Rate Matters"), the effects of which were partially offset by the increased sales to residential and commercial heating customers.

    Operating Margin. The operating margin increased $3.9 million (8.5%) from $46.4 million in the nine-month period ended September 30, 1995, to $50.3 million in the nine-month period ended September 30, 1996, primarily because of the 1.9 billion cubic feet (13.0%) increase in consumption by residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 44.0% in the first nine months of 1995 to 46.2% in the first nine months of 1996.

    Other Operating Expenses. Other operating expenses increased $5.1 million (13.2%) from $35.0 million for the nine-month period ended September 30, 1995, to $40.2 million for the nine-month period ended September 30, 1996, and increased as a percentage of operating revenues from 33.2% during the first nine months of 1995 to 36.9% during the first nine months of 1996, in part because of the decrease in cost of gas and the corresponding reduction in revenues. The $5.1 million increase in other operating expenses was attributable to a number of factors, the most significant of which was a $2.2 million (13.2%) increase in operation expenses, primarily as a result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which were previously allocated to PGE's discontinued operations, that are now being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $477,000 (8.9%) increase in depreciation expense attributable to additions to PGE's utility plant, as well as a $353,000 (9.5%) increase in maintenance expenses caused by charges relating to the maintenance of gas valves and a $397,000 (5.0%) increase in taxes other than income taxes as a result of increased gross receipts tax.

    Income taxes increased $1.7 million (105.4%) from $1.7 million in the first nine months of 1995 to $3.4 million in the first nine months of 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, operating income decreased by $1.2 million (10.5%) from $11.4 million for the nine-month period ended September 30, 1995, to $10.2 million for the nine-month period ended September 30, 1996, and decreased as a percentage of total operating revenues for such periods from 10.8% in 1995 to 9.3% in 1996, primarily because of the higher level of other operating expenses.

    Interest Charges. Interest charges decreased by $3.1 million (38.0%) from $8.2 million for the nine-month period ended September 30, 1995, to $5.1 million for the nine-month period ended September 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $2.0 million (59.9%) from $3.4 million for the nine months ended
September 30, 1995, to $5.4 million for the nine months ended September 30, 1996. This increase was largely the result of the matters discussed above, principally the increase in operating margin and the decrease in interest charges, the effects of which were partially offset by the higher level of other operating expenses.

    Net Income (Loss). The increase in net income of $5.4 million from a loss of $319,000 for the nine-month period ended September 30, 1995, to income of $5.0 million for the nine-month period ended September 30, 1996, was largely the result of the higher income from continuing operations, as discussed above, and the decreased loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $690,000 (33.3%) from $2.1 million for the nine-month period ended September 30, 1995, to $1.4 million for the nine-month period ended September 30, 1996, primarily as a result of the repurchase by PGE in 1996 of 132,988 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 18,591 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Earnings (Loss) Applicable to Common Stock. The increase in earnings applicable to common stock of $6.0 million from a loss of $2.4 million for the nine-month period ended September 30, 1995, to income of $3.7 million for the nine-month period ended September 30, 1996, as well as the increase in earnings per share of common stock of $1.05 from a loss of $.43 per share for the nine months ended September 30, 1995, to income of $.62 per share for the nine months ended September 30, 1996 (after a $.37 per share charge for premiums on the repurchase of preferred stock), were the result of higher income from continuing operations and reduced dividends on preferred stock, as discussed above, and the decrease of $.57 per share from $.67 per share for the nine-month period ended

September 30, 1995, to $.10 per share for the nine-month period ended September 30, 1996, in the loss with respect to discontinued operations. The increase in earnings applicable to common stock occurred despite a 33.5% decrease in the weighted average number of shares outstanding for the nine-month period ended September 30, 1996, resulting from the aforementioned repurchase of common stock on February 16, 1996.

RATE MATTERS

    Proposed Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a "Settlement Agreement and Joint Petition for Settlement of Rate Investigation" (the "Settlement Petition") with the Administrative Law Judge ("ALJ") assigned to conduct the investigation of the rate increase request. This Settlement Petition provides for an overall 5.3% rate increase that is designed to produce $7.5 million of additional annual revenue. The Settlement Petition requests PPUC approval for the rate increase to become effective by January 15, 1997. Additionally, under the terms of the Settlement Petition, to the extent the proposed rate increase is approved and permitted to become effective no later than January 31, 1997, billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) will be deferred, without carrying charges, until July, 1997. It is not presently possible to determine what action either the ALJ or the PPUC will ultimately take with respect to this rate increase request or the Settlement Petition.

    Gas Cost Adjustment. The provisions of the Pennsylvania Public Utility Code (the "Code"), require that the tariffs of gas distribution companies, such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. In addition, effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such quarterly adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1995, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]               [C]
       December 1, 1996          $3.01   $4.18             $35,500,000
       September 1, 1996          2.88    3.01               3,600,000
       June 1, 1996               2.75    2.88               3,400,000
       December 1, 1995           2.42    2.75               9,600,000
       May 15, 1995               3.68    2.42              (8,200,000)

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

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 is being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the remaining $213,000 will be recovered by PGE in its PGC rate that the PPUC has approved effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.0 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $7.3 million had been billed to PGE and $6.8 million had been recovered from its customers as of September 30, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE used the $203.5 million of cash proceeds from the sale, after the payment of an estimated $58.6 million of federal and state income taxes (of which $33.5 million had been paid as of
September 30, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, on February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings and temporarily invested the balance of the proceeds.

    During  the  nine  months  ended   September   30,  1996,  as  part  of  the
recapitalization following the sale of its water utility operations PGE repurchased 132,988 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.4 million and 18,591 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $947,000, largely pursuant to self tender offers conducted during March and April, 1996. On June 17, 1996, PGE also repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

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

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. However, in order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has since made arrangements for a total of $55.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has five bank lines of credit with an aggregate borrowing capacity of $55.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of November 7, 1996, PGE had $25.7 million of borrowings outstanding under these bank lines of credit. In addition, PGE can borrow up to $70.0 million from PEI during 1996, and also 1997 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PGE. As of November 7, 1996, PGE had $37.3 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PGE from PEI will be repaid with proceeds from bank borrowings by PGE. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

    PGE believes that it will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PGE during the nine-month period ended September 30, 1996.

    PGE also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). PEI has, however, temporarily suspended the sale of stock to the DRP as a result of the proceeds received from the sale of PGE's water utility operations. As a consequence, although PGE realized $340,000 from the issuance of common stock to PEI in connection with the DRP during the six-month period ended June 30, 1996, PGE has not subsequently so issued any common stock.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant by PGE totaled $18.2 million during the first nine months of 1996 and are currently estimated to be $11.4 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds, loans from PEI and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1996, $80,000 of PGE's preferred stock and $20.1 million of PGE's bank borrowings were required to be repaid within twelve months.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Employment Agreement dated as of June 26, 1996, by and among PEI, PGE and Kenneth L. Pollock -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

     10-2 Employment Agreement dated as of August 28, 1996, by and among PEI, PGE and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

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






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:  November 12, 1996             By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 12, 1996             By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)