Form 10-K
period 1996-12-31
PG ENERGY INC
filed 1997-03-06
CIK 77242

PART I


ITEM  l.  BUSINESS

GENERAL

    PG Energy Inc. ("PGE"), formerly known as Pennsylvania Gas and Water Company, is a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"). PGE, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, is engaged in the distribution of natural gas. On February 14, 1997, PGE acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), a regulated public utility engaged in distributing natural gas to portions of Wayne and Pike Counties, in an area adjacent to PGE's service territory. Until February 16, 1996, when its water utility operations were sold, PGE was also engaged in the distribution of water (See "-Sale of Water Utility Operations."). Both PGE and Honesdale are regulated by the Pennsylvania Public Utility Commission ("PPUC"). As of December 31, 1996, PGE provided service to approximately 144,200 natural gas customers and Honesdale provided service to approximately 3,200 customers.

    PGE employed approximately 570 persons as of December 31, 1996.

Restructuring of Natural Gas Industry

    The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is continuing to undergo significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

    The restructuring of the natural gas industry has already involved the decontrol of the wellhead price of natural gas, and interstate pipelines have been required by the Federal Energy Regulatory Commission ("FERC") to separate the merchant function of selling natural gas from the transportation and storage services they provide (frequently referred to as "unbundling") and to make those services available to end users on the same terms as LDCs. These changes in the operations of the interstate pipelines were designed to enhance competition and maximize the benefits of wellhead price decontrol.

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PGE, are presently responsible for the procurement of competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the PPUC, PGE currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PGE charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PGE paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 500 customers currently receiving transportation service, PGE's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PGE for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 43% of PGE's total gas deliveries in 1996, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, will be phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania will be required to unbundle generation charges from the other charges included in their currently bundled rates and customers will contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    PEI and PGE believe that Pennsylvania may consider similar legislation with respect to the natural gas industry in 1997. Such legislation may require that PGE provide all of its customers with unbundled service over a period of several years. While the rates for the transportation of natural gas through PGE's distribution system and the storage services offered by PGE may continue to be price regulated by the PPUC, the commodity cost of gas may not be so regulated. Essentially, the transportation service which is now available to a limited number of PGE's customers would be extended to all its customers. Customers would choose the supplier of their natural gas, which could be PGE, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PGE will be faced with significant competition from other gas utilities and marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PGE does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PGE would not expect the legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on the recently-enacted electric industry legislation, PGE anticipates that any transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulatory assets) it has or might incur as a result of legislation providing for customer choice of natural gas suppliers would be recovered through a nonbypassable customer charge. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PGE cannot be determined, PGE does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PGE would be subject regarding the sale of natural gas to its customers.

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American Water Works Company, Inc. ("American"), for approximately $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. (See Note 2, Discontinued Operations, of the Notes to Financial Statements in Item 8 of this Form 10-K). PGE continued to operate the water utility business until February 16, 1996.

    PEI and PGE are using the $203.3 million of cash proceeds from the sale, after the payment of an estimated $58.8 million of federal and state income taxes, to retire debt, to repurchase stock, for construction expenditures and for working capital purposes. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources-Sale of Water Utility Operations" in Item 7 of this Form 10-K).

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

    Number and Type of Customers. At December 31, 1996, PGE had approximately 144,200 natural gas customers, from which it derived total natural gas revenues of $160.6 million during 1996. The following chart shows a breakdown of the types of customers and the percentages of gas revenues generated by each type of customer in 1996:

            Type of Customer             % of Customers         % of Revenues

       Residential                           91.2%                  61.7%
       Commercial                             8.4                   24.1*
       Industrial                             0.2                   12.9*
       Other Users                            0.2                    1.3
          Total                             100.0%                 100.0%

    * Includes the 4.5% of total gas revenues derived from interruptible customers.

    During 1996, PGE delivered an estimated total of 47,600,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 56.1% was sold at normal tariff rates, 42.9% represented gas transported for customers and 1.0% was sold under the Alternate Fuel Rate (as described below).

    PGE sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PGE at any time under the conditions set forth in their contracts for gas service. In 1996, a total of 1,321,000 MCF of natural gas was sold by PGE to interruptible customers and 3,681,000 MCF was transported for such customers, which together represented 10.5% of the total deliveries of natural gas by PGE to its customers during 1996.

    PGE's largest natural gas customer accounted for approximately 2.5% of its operating revenues in 1996. No other customer accounted for as much as 2.0% of such revenues in 1996.

    Transportation and Storage Service. In accordance with current regulations of the PPUC, PGE provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PGE offers firm transportation customers a "storage service" pursuant to which such customers may have gas delivered to PGE during the period from April through October for storage and redelivery during the winter period. PGE also offers firm transportation customers a "standby service" under the terms of which PGE will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Set forth below is a summary of the gas transported by PGE and the number of its customers using transportation service from 1994 to 1996:

                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total

     1996         503         15,959,000        4,459,000        20,418,000
     1995         480         14,543,000        5,054,000        19,597,000
     1994         574         13,411,000        4,744,000        18,155,000


    During 1997, PGE expects to transport approximately 22,000,000 MCF of natural gas.

    The decrease in the number of customers using transportation service in 1995 was the result of PGE requiring such customers to install telemetering equipment so that PGE could monitor the usage by those customers on a daily basis and thereby determine if the appropriate quantities of natural gas were being delivered for them. This requirement for telemetering equipment caused a number of customers, for whom relatively small quantities of natural gas were being transported, to revert to sales service.

    The rates charged by PGE for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. Accordingly, the transportation of interstate gas has had no significant adverse effect on earnings. Prior to January 15, 1997, the rates charged for the transportation of Pennsylvania-produced natural gas ("Pennsylvania gas") were lower than those charged for the transportation of interstate gas. As a result, the rates charged for the transportation of Pennsylvania gas yielded considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. However, as of January 15, 1997, in connection with the rate increase which was effective on such date (see "-Rates"), the lower rates charged for the transportation of Pennsylvania gas were eliminated and those rates were conformed with the rates charged for the transportation of interstate gas.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PGE offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PGE's normal tariff rates, PGE is permitted by the PPUC to lower its price to these customers so that PGE can remain competitive with the alternate fuel. However, in no instance may PGE sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PGE's revenues under the Alternate Fuel Rate amounted to $1.8 million in 1996, $2.0 million in 1995, $3.7 million in 1994. These revenues reflected the sale of 491,000 MCF, 603,000 MCF and 1,223,000 MCF in 1996, 1995 and 1994,
respectively. It is anticipated that approximately 426,000 MCF will be sold under the Alternate Fuel Rate in 1997. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, FERC issued Order No. 636 ("Order 636"), requiring interstate pipelines to restructure their services and operations in order to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 were to be accomplished primarily by unbundling the services provided by the interstate pipelines and by making those services available to end users on the same terms as LDCs.

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PGE and other larger LDCs.

    As of February 1, 1994, PGE began to recover the Gas Transition Costs that are being billed to PGE by its interstate pipelines through an increase in its PGC rate. As of December 31, 1996, PGE had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PGE expects. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated transition costs that remained to be billed to it and the amounts remaining to be recovered from its customers.

    Sources of Supply. PGE purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 22.5% of PGE's total purchases of natural gas in 1996. Three other suppliers accounted for 18.7%, 17.9% and 16.2% of PGE's total purchases of natural gas in 1996. No other suppliers accounted for more than 3% of PGE's purchases during 1996.

    The purchases of natural gas by PGE during each of the years 1996, 1995 and 1994 are summarized below:

                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF

          1996                 27,955,000                     $3.35
          1995                 24,173,000                     $2.62
          1994                 28,364,000                     $2.82

    The higher average cost for 1996 reflected the increase in the wellhead price of natural gas during much of the year that resulted from the unusually cold weather experienced in the northeastern United States during the winter of 1995/96 and the associated reduction in the volume of gas held in storage to abnormally low levels in the spring of 1996.

    During 1997, PGE expects to purchase a total of approximately 28,750,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.89 per MCF.

    PGE presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1997, and PGE believes that it will be able to obtain sufficient supplies to meet the demands of its existing customers beyond October, 1997 and to serve new customers (of which approximately 4,000 are expected to be added in 1997).

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

    Since September 1, 1993, PGE has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. During 1996, the average daily capacity so released was 40,689 MCF, and the maximum capacity so released on any one day in 1996 was 52,095 MCF. Through December 31, 1996, PGE had not, however, released any of its storage capacity.

    PGE believes that it has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PGE plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 337,956 MCF, of which 252,550 MCF would be required for customers to whom PGE sells gas and 85,406 MCF would be required for customers for whom PGE provides transportation service. PGE's historic maximum daily sendout is 307,237 MCF, which occurred on January 17, 1997, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was 5 degrees Fahrenheit.

    Construction Expenditures. PGE's construction expenditures for gas utility plant in 1996 totaled $29.2 million and are estimated to be $27.9 million for 1997.

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

    Rates. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    The provisions of the Code require that the tariffs of LDCs such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger LDCs, including PGE. Such quarterly adjustments are allowed when the actual costs vary from the costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE is still required to file an annual purchased gas cost rate.

    In accordance with these annual and quarterly procedures, PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
           March 1, 1997          $4.18   $4.49            $ 8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    FERC Order 636, among other matters, requires that PGE contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities have resulted in increased scrutiny by the PPUC as to the prudence of PGE's gas procurement and supply activities. However, to date, the PPUC has permitted PGE to recover all of its gas supply costs in the rates charged to customers. Additionally, although it cannot be certain, PGE believes that it will be able to continue demonstrating to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in its future purchased gas cost rates.

    Tax Surcharge Adjustments. Regulations of the PPUC provide for PGE to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes or passthrough any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. Currently, no state tax adjustment surcharge is applied to PGE's bills for gas service.

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

    Number and Type of Customers. At December 31, 1995, PGE had approximately 133,400 water customers from which it derived total water revenues of $66.3 million during 1995 and $7.5 million during the period January 1 through February 15, 1996.

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

    Construction  Expenditures.    PGE's  construction  expenditures  for  water
utility plant totaled $15.3 million in 1995 and $815,000 during the period January 1 through February 15, 1996.

ITEM 2.  PROPERTIES

    Gas.  PGE's gas system consists of approximately 2,265 miles of distribution lines, nine city gate and 75 major regulating stations and miscellaneous related
and additional property.    PGE  believes  that  its  gas utility properties are
adequately maintained and in good operating condition in all material respects.

    Most of PGE's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures (collectively, the "Indenture") from PGE to First Trust of New York, National Association, as Trustee.

    Land.   As  of  March  1,  1997,  PGE  owned  approximately  46,000 acres of undeveloped land situated in northeastern Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1996, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Registrant's common stock is owned entirely by PEI and is not traded.

    The dividends per share of common stock paid by PGE during the years ended December 31, 1996 and 1995, were as follows:
[CAPTION]
                                                  1996              1995
         [S]                                    [C]               [C]
         First quarter                          $10.2170          $ .7050
         Second quarter                                -            .7075
         Third quarter                                 -            .6400
         Fourth quarter                                -            .6900
           Total                                $10.2170          $2.7425

    The cash dividends per share for the first quarter of 1996 include $9.0770 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PGE to PEI on February 16, 1996, in connection with the sale of PGE's water utility operations on such date. The 10.125% promissory note was paid in full by PGE on March 8, 1996.

    Information relating to restriction on the payment of dividends by PGE is set forth in Note 8 of the Notes to Financial Statements in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING OF NATURAL GAS INDUSTRY

    PG Energy Inc. ("PGE"), a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), is a regulated public utility engaged in the sale and distribution of natural gas. The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is continuing to undergo significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

    The restructuring of the natural gas industry has already involved the decontrol of the wellhead price of natural gas, and interstate pipelines have been required by the Federal Energy Regulatory Commission ("FERC") to separate the merchant function of selling natural gas from the transportation and storage services they provide (frequently referred to as "unbundling") and to make those services available to end users on the same terms as LDCs. These changes in the operations of the interstate pipelines were designed to enhance competition and maximize the benefits of wellhead price decontrol.

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PGE, are presently responsible for the procurement of competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the Pennsylvania Public Utility Commission ("PPUC"), PGE currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PGE charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PGE paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 500 customers currently receiving transportation service, PGE's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PGE for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 43% of PGE's total gas deliveries in 1996, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, will be phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania will be required to unbundle generation charges from the other charges included in their currently bundled rates and customers will contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    PEI and PGE believe that Pennsylvania may consider similar legislation with respect to the natural gas industry in 1997. Such legislation may require that PGE provide all of its customers with unbundled service over a period of several years. While the rates for the transportation of natural gas through PGE's distribution system and the storage services offered by PGE may continue to be price regulated by the PPUC, the commodity cost of gas may not be so regulated. Essentially, the transportation service which is now available to a limited number of PGE's customers, would be extended to all its customers. Customers would choose the supplier of their natural gas, which could be PGE, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PGE will be faced with significant competition from other gas utilities and marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PGE does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PGE would not expect the legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on the recently-enacted electric industry legislation, PGE anticipates that any transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulatory assets) it might incur as a result of legislation providing for customer choice of natural gas suppliers would be recovered through a nonbypassable customer charge. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PGE cannot be determined, PGE does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PGE would be subject regarding the sale of natural gas to its customers.

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996. The cash proceeds from the sale of approximately $203.3 million, net of an estimated $58.8 million of income taxes, were used by PEI and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996).

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PGE's statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1996, 1995 and 1994:

                                                Percentage of Operating Revenues
                                                    Year Ended December 31,
                                                 1996         1995         1994
OPERATING REVENUES...........................    100.0%       100.0%       100.0%
  Cost of gas................................     55.0         55.3         58.7
OPERATING MARGIN.............................     45.0         44.7         41.3

OTHER OPERATING EXPENSES:
  Operation..................................     15.6         14.7         13.5
  Maintenance................................      3.4          3.2          2.6
  Depreciation...............................      4.7          4.6          4.0
  Income taxes...............................      4.0          3.4          3.4
  Taxes other than income taxes..............      6.9          6.5          6.4
    Total operating expenses.................     34.6         32.4         29.9

OPERATING INCOME.............................     10.4         12.3         11.4

OTHER INCOME, NET............................      0.1          0.2            -

INTEREST CHARGES.............................     (4.6)        (7.0)        (5.9)

INCOME FROM CONTINUING OPERATIONS............      5.9          5.5          5.5

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................     (0.2)        (2.5)         6.3

NET INCOME...................................      5.7          3.0         11.8

DIVIDENDS ON PREFERRED STOCK(1)..............     (1.1)        (1.8)        (2.8)

EARNINGS APPLICABLE TO COMMON STOCK..........      4.6%         1.2%         9.0%

(1) None of the dividends on preferred stock has been allocated to the discontinued operations.

o   Year Ended December 31, 1996, Compared With Year Ended December 31, 1995

    Operating Revenues.  Operating  revenues  increased $7.8 million (5.1%) from
$152.8 million for 1995 to $160.6  million  for  1996 primarily as a result of a
1.5 billion cubic feet (6.8%) increase in sales to residential and commercial heating customers. There was a 598 (9.9%) increase in heating degree days from 6,029 (95.8% of normal) during 1995 to 6,627 (105.3% of normal) during 1996.

                                        -15-

The effects of the increased sales to heating customers were partially offset by lower levels in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Cost of Gas. The cost of gas increased $3.9 million (4.6%) from $84.4 million for 1995 to $88.3 million for 1996 primarily because of the aforementioned increase in sales to residential and commercial heating customer the effects of which were partially offset by lower levels in PGE's gas cost rate (see "-Rate Matters").

    Operating Margin. The operating margin increased $3.9 million (5.7%) from $68.4 million in 1995 to $72.3 million in 1996, primarily because of the 1.5 billion cubic feet (6.8%) increase in consumption by residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 44.7% in 1995 to 45.0% in 1996.

    Other Operating Expenses. Other operating expenses increased $6.1 million (12.4%) from $49.5 million for 1995 to $55.6 million for 1996, and increased as a percentage of operating revenues from 32.4% during 1995 to 34.6% during 1996. The $6.1 million increase in other operating expenses was attributable to a number of factors, the most significant of which was a $2.6 million (11.7%) increase in operation expenses, primarily as a result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which were previously allocated to PGE's discontinued operations, that are now being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $641,000 (9.2%) increase in depreciation expense attributable to additions to PGE's utility plant, as well as a $546,000 (11.0%) increase in maintenance expenses caused by charges relating to the maintenance of gas valves and a $1.1 million (11.2%) increase in taxes other than income taxes as a result of increased gross receipts tax.

    Income taxes increased $1.2 million (23.1%) from $5.2 million in 1995 to $6.4 million in 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income decreased by $2.2 million (11.7%) from $18.9 million for 1995 to $16.7 million for 1996, and decreased as a percentage of total operating revenues for such periods from 12.3% in 1995 to 10.4% in 1996, primarily because of the higher level of other operating expenses.

    Other Income, Net. Other income, net decreased $158,000 (52.5%) from $301,000 for 1995 to $143,000 for 1996, largely as a result of a $548,000 charge relative to the sale and abandonment of PGE's interest in certain gas rights and properties in western Pennsylvania.

    Interest Charges. Interest charges decreased by $3.4 million (31.7%) from $10.8 million for 1995 to $7.3 million for 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income From Continuing Operations. Income from continuing operations increased $1.0 million (12.3%) from $8.5 million for 1995 to $9.5 million for 1996. This increase was largely the result of the matters discussed above, principally the increase in operating margin and the decrease in interest charges, the effects of which were partially offset by the higher level of other operating expenses.

    Net Income. The increase in net income of $4.5 million from $4.6 million for 1995 to $9.1 million for 1996, was largely the result of the higher income from continuing operations, as discussed above, and the decreased loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.0 million (37.4%) from $2.8 million for 1995 to $1.7 million for 1996, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Earnings Applicable to Common Stock. The increase in earnings applicable to common stock of $5.6 million from $1.9 million for 1995 to $7.4 million for 1996, as well as the increase in earnings per share of common stock of $1.36 from $.33 per share for 1995 to income of $1.69 per share for 1996 (after a $.37 per share charge for premiums on the repurchase of preferred stock), were the result of higher income from continuing operations and reduced dividends on preferred stock, as discussed above, and the decrease of $.59 per share, from $.69 per share for 1995 to $.10 per share for 1996, in the loss with respect to discontinued operations. The increase in earnings applicable to common stock reflected a 35.3% decrease in the weighted average number of shares outstanding for 1996 resulting from the aforementioned repurchase of common stock on February 16, 1996.

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

    Other Income, Net. Other income, net increased $229,000 from $72,000 in 1994 to $301,000 in 1995, primarily as a result of a $227,000 write-off of expired advances related to income taxes and a $226,000 decrease in amortization of preferred stock issuance costs.

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

    Earnings Applicable to Common Stock. The decrease in earnings applicable to common stock of $13.3 million from $15.2 million for 1994 to $1.9 million for 1995, as well as the decrease in earnings per share of common stock of $2.40 from $2.73 per share for 1994 (after a $.19 per share charge for the premium on redemption of preferred stock) to $.33 per share for 1995, were largely the result of the estimated loss (equivalent to $1.04 per share) on the sale of PGE's water utility operations, as discussed above. Also contributing to the decreases in earnings applicable to common stock and earnings per share for 1995 was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on preferred stock and, in the case of earnings per share, the absence of any premium on the redemption of subsidiary's preferred stock.

RATE MATTERS

    Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate
Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of LDCs such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger LDCs, including PGE. Such quarterly adjustments are allowed when the actual costs vary from the costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE is still required to file an annual purchased gas cost rate.

    In accordance with these annual and quarterly procedures, PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
           March 1, 1997          $4.18   $4.49            $ 8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other larger LDCs. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE and PEI used the $203.3 million of cash proceeds from the sale, after an estimated $58.8 million of federal and state income taxes (of which $44.6 million had been paid as of
December 31, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, repaid its $50.0 million term loan due 1996 and repaid all of its then outstanding bank borrowings on February 16, 1996, and PEI and PGE temporarily invested the balance of the proceeds. A portion of these proceeds were subsequently used by PGE (i) on March 8, 1996, to repay the $30.0 million principal amount of its 10.125% promissory note (the "10.125% Promissory Note") which was issued to PEI as a common stock dividend on February 16, 1996 (proceeds from the repayment of the 10.125% Promissory Note were used by PEI for the defeasance of PEI's 10.125% Senior Notes on September 30, 1996) and (ii) to repurchase 134,359 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.5 million and 20,330 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $1.0 million, largely pursuant to self tender offers conducted during March and April, 1996. Additionally, on June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

Liquidity

    The primary capital needs of PGE continue to be the funding of its construction program and the seasonal funding of its gas purchases and increases in customer accounts receivable. PGE's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

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

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. However, in order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has since made arrangements for a total of $65.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has six bank lines of credit with an aggregate borrowing capacity of $65.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of March 1, 1997, PGE had $27.2 million of borrowings outstanding under these bank lines of credit. In addition, PGE can borrow up to $70.0 million from PEI during 1997 (at interest rates generally less than prime) to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PGE. As of March 1, 1997, PGE had approximately $31.0 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PGE from PEI will be repaid with proceeds from bank borrowings by PGE. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

    PGE believes that it will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings consummated by PGE since the beginning of 1995, exclusive of interim bank borrowings, the 10.125% Promissory Note and indebtedness that was assumed by Pennsylvania-American in connection with its purchase of PGE's water utility operations.

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

    PGE also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). However, from June 14, 1996, through December 31, 1996, PEI temporarily suspended the sale of stock to the DRP as a result of the proceeds received from the sale of PGE's water utility operations, and during that period the DRP obtained shares of PEI common stock for participants through open market purchases. Although effective January 1, 1997, PEI resumed selling stock to the DRP. PGE does not expect to make sales of its common stock to PEI in connection with the DRP during 1997 because of the significant reduction in PGE's capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    Through the DRP, holders of shares  of  PEI's common stock may reinvest cash dividends and/or make cash investments in common stock of PEI. During 1996, 1995 and 1994, PGE realized $340,000, $3.3 million and $1.8 million, respectively, from the issuance of common stock to PEI in connection with the DRP.

    On October 12, 1995, PGE borrowed $50.0 million under a term loan agreement. The proceeds from the term loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996, in connection with the then-pending sale of PGE's water utility operations to Pennsylvania-American. PGE repaid its $50.0 million term loan on February 16, 1996, with proceeds from the sale of its water utility operations to Pennsylvania-American.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $29.2 million, $21.1 million and $19.6 million in 1996, 1995 and 1994, respectively. Such expenditures were financed with internally-generated funds and bank borrowings, and to the extent necessary by the periodic issuance of stock and long-term debt.

    PGE currently estimates that its capital expenditures will total $27.9 million during 1997. Capital expenditures are currently expected to range from $25.0-30.0 million in each of the years 1998 and 1999. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1996, $70.1 million of PGE's long-term debt and $115,000 of PGE's preferred stock was required to be repaid within twelve months. The $70.1 million of PGE's long-term debt consisted of borrowings of $38.7 million under its lines of bank credit and $31.4 million of borrowings from PEI.

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement, such as the nature of Pennsylvania legislation restructuring the natural gas industry and general economic conditions and uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of PGE and the report of independent public accountants thereon are presented on pages 24 through 48 of this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To PG Energy Inc.:

We have audited the accompanying balance sheets and statements of capitalization of PG Energy Inc. ("PGE"), formerly known as Pennsylvania Gas and Water Company (a Pennsylvania corporation and a wholly-owned subsidiary of Pennsylvania Enterprises, Inc.) as of December 31, 1996 and 1995, and the related statements of income, common shareholder's investment, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of PGE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG Energy Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the three-year period ended December 31, 1996 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                  ARTHUR ANDERSEN LLP


New York, N.Y.
February 19, 1997

                                  PG ENERGY INC.

                               STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                    1996        1995        1994
                                                       (Thousands of Dollars)
OPERATING REVENUES                               $ 160,594   $ 152,756   $ 167,992
  Cost of gas                                       88,291      84,372      98,653
OPERATING MARGIN                                    72,303      68,384      69,339

OTHER OPERATING EXPENSES:
  Operation                                         25,070      22,438      22,652
  Maintenance                                        5,513       4,967       4,436
  Depreciation                                       7,612       6,971       6,667
  Income taxes                                       6,364       5,168       5,649
  Taxes other than income taxes                     11,028       9,918      10,807
      Total other operating expenses                55,587      49,462      50,211

OPERATING INCOME                                    16,716      18,922      19,128

OTHER INCOME, NET (Note 4)                             143         301          72

INCOME BEFORE INTEREST CHARGES                      16,859      19,223      19,200

INTEREST CHARGES:
  Interest on long-term debt                         6,862       9,304       8,914
  Other interest                                       658       1,543       1,005
  Allowance for borrowed funds used
    during construction                               (177)        (94)        (21)
      Total interest charges                         7,343      10,753       9,898

INCOME FROM CONTINUING OPERATIONS                    9,516       8,470       9,302

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS (Note 2)                                 (363)     (3,834)     10,504

NET INCOME                                           9,153       4,636      19,806

DIVIDENDS ON PREFERRED STOCK                         1,730       2,763       4,639

EARNINGS APPLICABLE TO COMMON STOCK              $   7,423   $   1,873   $  15,167

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                        $    2.16   $    1.02   $     .90
    Discontinued operations                           (.10)       (.69)       2.02
    Income before premium on repurchase/
      redemption of preferred stock                   2.06         .33        2.92
    Premium on repurchase/redemption of
      preferred stock                                 (.37)          -        (.19)
    Total                                        $    1.69   $     .33   $    2.73

Weighted average number of shares outstanding    3,601,072   5,569,765   5,189,108






The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                                BALANCE SHEETS

[CAPTION]
                                                              December 31,
                                                          1996          1995
                                                        (Thousands of Dollars)
ASSETS
[S]                                                     [C]           [C]
UTILITY PLANT:
  At original cost                                      $319,205      $295,895
  Accumulated depreciation                               (79,783)      (76,882)
                                                         239,422       219,013

OTHER PROPERTY AND INVESTMENTS                             4,894         5,089

CURRENT ASSETS:
  Cash and cash equivalents                                  690           328
  Accounts receivable -
    Customers                                             17,183        18,189
    Affiliates, net                                           58             -
    Others                                                   565           815
    Reserve for uncollectible accounts                    (1,140)         (781)
  Accrued utility revenues                                11,830        10,319
  Materials and supplies, at average cost                  2,460         2,609
  Gas held by suppliers, at average cost                  20,265        15,140
  Natural gas transition costs collectible                 2,525         4,612
  Deferred cost of gas and supplier refunds, net          19,316             -
  Prepaid expenses and other                               1,313         3,281
                                                          75,065        54,512


DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                            29,771        30,015
    Other                                                  4,274         3,013
  Unamortized debt expense                                 1,153         1,340
                                                          35,198        34,368






NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                 -       204,250






TOTAL ASSETS                                            $354,579      $517,232



The accompanying notes are an integral part of the financial statements.

                                   PG ENERGY INC.

                                   BALANCE SHEETS

[CAPTION]
                                                              December 31,
                                                          1996          1995
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
[S]                                                     [C]           [C]
CAPITALIZATION (see accompanying statements):
  Common shareholder's investment (Notes 5 and 8)       $ 96,005      $208,356
  Preferred stock of PGE (Note 6) -
    Not subject to mandatory redemption, net              18,851        33,615
    Subject to mandatory redemption                          739         1,680
  Long-term debt (Note 7)                                 55,000        55,000
                                                         170,595       298,651

CURRENT LIABILITIES:
  Current portion of long-term debt (Notes 7 and 9)
    Parent                                                31,400             -
    Other                                                 38,721       115,801
  Preferred stock subject to repurchase or mandatory
    redemption (Note 6)                                      115            80
  Note payable (Note 9)                                   10,000        10,000
  Accounts payable -
    Suppliers                                             17,831        17,781
    Parent                                                   348           760
    Affiliates, net                                            -            66
  Deferred cost of gas and supplier refunds, net               -           434
  Accrued general business and realty taxes                2,239         1,542
  Accrued income taxes                                    14,559           516
  Accrued interest                                         1,936         2,062
  Accrued natural gas transition costs (Note 3)            2,095         2,278
  Other                                                    3,375         3,162
                                                         122,619       154,482


DEFERRED CREDITS:
  Deferred income taxes                                   49,119        48,848
  Accrued natural gas transition costs (Note 3)                -         1,144
  Unamortized investment tax credits                       4,767         4,938
  Operating reserves                                       3,086         3,709
  Other                                                    4,393         5,460
                                                          61,365        64,099

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)





TOTAL CAPITALIZATION AND LIABILITIES                    $354,579      $517,232



The accompanying notes are an integral part of the financial statements.

                                   PG ENERGY INC.

                              STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                                      1996       1995       1994
                                                       (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                $   9,516   $  8,470   $  9,302
  Effects of noncash charges to income -
    Depreciation                                       7,675      7,018      6,693
    Deferred income taxes, net                         1,940       (265)       725
    Provisions for self insurance                      1,042      2,652      1,030
    Other, net                                         1,390      5,190      2,755
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              46     (3,309)     1,546
    Gas held by suppliers                             (5,125)     4,885      6,625
    Accounts payable                                     215        839     (5,609)
    Deferred cost of gas and supplier refunds, net   (18,493)     5,715      5,784
    Other current assets and liabilities, net          2,958     (6,622)      (658)
  Other operating items, net                          (5,644)     2,675     (4,020)
      Net cash provided by (used for) continuing
        operations                                    (4,480)    27,248     24,173
  Net cash provided by (used for) discontinued
    operations                                       (45,173)     3,764        552
      Net cash provided by (used for) operating
        activities                                   (49,653)    31,012     24,725

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                         (29,312)   (20,615)   (16,960)
  Proceeds from the sale of discontinued
    operations                                       261,752          -          -
  Other, net                                           1,078     (4,934)     1,098
      Net cash provided by (used for) investing
        activities                                   233,518    (25,549)   (15,862)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                               339      5,720     23,439
  Repurchase of common stock                         (85,008)         -          -
  Redemption of preferred stock                      (15,670)       (80)   (30,080)
  Dividends on common and preferred stock            (35,498)   (18,032)   (14,244)
  Issuance of long-term debt                               -     50,000     30,000
  Issuance of long-term debt to parent                49,900          -          -
  Repayment of long-term debt                        (50,000)   (53,535)   (31,055)
  Repayment of long-term debt to parent              (18,500)         -          -
  Repayment of note payable to parent                      -          -     (3,680)
  Net increase (decrease) in bank borrowings         (27,723)    10,519     15,370
  Other, net                                          (1,343)       (31)    (1,023)
      Net cash used for financing activities        (183,503)    (5,439)   (11,273)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            362         24     (2,410)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           328        304      2,714
CASH AND CASH EQUIVALENTS AT END OF YEAR           $     690   $    328   $    304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)           $   7,139   $ 23,802   $ 21,001

    Income taxes                                   $  46,483   $  8,694   $  7,353

The accompanying notes are an integral part of the financial statements.


                                     PG ENERGY INC.

                              STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                    1996                1995
                                                    (Thousands of Dollars)
COMMON SHAREHOLDER'S INVESTMENT (Notes 5 and 8):
  Common stock, no par value
    (stated value $10 per share)
    Authorized - 15,000,000 shares
    Outstanding - 3,314,155 and
      5,602,480 shares, respectively             $  33,142           $  56,025
  Additional paid-in capital                        32,677              94,463
  Retained earnings                                 30,186              57,868
     Total common shareholder's investment          96,005   56.3%     208,356   69.8%

PREFERRED STOCK, par value $100 per share
  Authorized - 997,500 shares (Note 6):
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
         79,670 and 100,000 shares outstanding,
         respectively                                7,967              10,000
      Less current repurchases                         (35)                  -
      9% cumulative preferred, 115,641 and
        250,000 shares outstanding, respectively,
        net of issuance costs                       10,919              23,615
    Total preferred stock not subject to
        mandatory redemption, net                   18,851   11.1%      33,615   11.2%
    Subject to mandatory redemption -
      5.75% cumulative preferred, 8,192 and
        17,600 shares outstanding, respectively        819               1,760
      Less current redemption requirements             (80)                (80)

    Total preferred stock subject to
        mandatory redemption                           739    0.4%       1,680    0.6%

LONG-TERM DEBT (Note 7):
  First mortgage bonds                              55,000              55,000
  Notes                                             70,121             115,801
  Less current maturities and sinking
    fund requirements                              (70,121)           (115,801)
     Total long-term debt                           55,000   32.2%      55,000   18.4%

TOTAL CAPITALIZATION                             $ 170,595  100.0%   $ 298,651  100.0%










The accompanying notes are an integral part of the financial statements.




                                     PG ENERGY INC.

                      STATEMENTS OF COMMON SHAREHOLDER'S INVESTMENT

                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
[CAPTION]

                                             Additional
                                    Common    Paid-In      Retained
                                    Stock     Capital      Earnings      Total
                                             (Thousands of Dollars)
[S]                                [C]        [C]          [C]         [C]
Balance at December 31, 1993       $48,687    $  72,642    $ 66,682    $188,011

Net income for 1994                      -            -      19,806      19,806
Issuance of common stock             5,880       17,559           -      23,439
Premium on redemption of preferred
  stock                                  -            -        (980)       (980)
Dividends on:
  Preferred stock (Note 6)               -            -      (4,639)     (4,639)
  Common stock ($1.81 per share)         -            -      (9,605)     (9,605)

Balance at December 31, 1994        54,567       90,201      71,264     216,032

Net income for 1995                      -            -       4,636       4,636
Issuance of common stock             1,458        4,262           -       5,720
Dividends on:
  Preferred stock (Note 6)               -            -      (2,763)     (2,763)
  Common stock ($2.7425 per share)       -            -     (15,269)    (15,269)

Balance at December 31, 1995        56,025       94,463      57,868     208,356

Net income for 1996                      -            -       9,153       9,153
Issuance of common stock                90          249           -         339
Repurchase of common stock         (22,973)     (62,035)          -     (85,008)
Premium on repurchase of
  preferred stock                        -            -      (1,337)     (1,337)
Dividends on:
  Preferred stock (Note 6)               -            -      (1,730)     (1,730)
  Common stock ($10.217 per share)       -            -     (33,768)    (33,768)

Balance at December 31, 1996       $33,142   $   32,677    $ 30,186    $ 96,005














The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. PG Energy Inc. ("PGE"), formerly known as Pennsylvania Gas and Water Company, a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), is a regulated public utility subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. PGE distributes natural gas to a ten-county area in northeastern Pennsylvania, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. On February 14, 1997, PGE acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), a regulated public utility serving approximately 3,200 customers in portions of Pike and Wayne Counties in northeastern Pennsylvania.

    The financial statements of PGE have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Restructuring of Natural Gas Industry" in Item 7 of this Form 10-K) which are difficult to predict and are beyond the control of PEI. Therefore, actual amounts could differ from these estimates.

    Utility Plant and Depreciation.    Utility  plant  is  stated at cost, which
represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 9% in 1996, 8% in 1995 and 7% in 1994.

    PGE provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.60% in 1996, 2.75% in 1995 and 2.77% in 1994, respectively.

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

    PGE generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, PGE defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods. PGE had underrecoveries of gas costs totaling $29.6 million, $10.4 million and $15.8 million as of December 31, 1996, 1995 and 1994, respectively.

    Deferred Charges (Regulatory Assets). PGE generally accounts for and reports its costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in PGE's opinion, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, the following deferred charges are included as "Other" regulatory assets as of December 31, 1996 and 1995:
[CAPTION]
                                                   1996              1995
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Computer software costs                      $ 1,293           $   415
    Early retirement plan charges                    664               710
    Rate case expense                                588                11
    Low income usage reduction program               492               429
    Extraordinary charges due to flooding            426                 -
    Customer assistance program                      219               109
    Corrosion control costs                          194               341
    Natural gas transition costs collectible           -               497
    Other                                            398               501

      Total                                      $ 4,274           $ 3,013

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

    Income Taxes.   PGE  provides  for  deferred  taxes  in  accordance with the
provisions of FASB Statement 109.   The  components of PGE's net deferred income
tax liability relative to continuing operations as of December 31, 1996 and 1995, are shown below:
[CAPTION]
                                                   1996              1995
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Utility plant basis differences              $53,132           $51,822
    FERC Order 636 transition costs                  181               700
    Postretirement benefits                         (726)             (536)
    Take-or-pay costs, net                          (467)             (467)
    Alternative minimum tax                            -            (1,947)
    Operating reserves                            (1,406)           (1,300)
    Other                                         (1,595)              576

        Net deferred income tax liability        $49,119           $48,848

    The provision for income taxes relative to continuing operations consists of the following components:
[CAPTION]
                                                  1996       1995       1994
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Included in operating expenses:
      Currently payable -
        Federal                                  $ 3,235    $ 4,457    $ 3,013
        State                                      1,361      1,169      1,128
          Total currently payable                  4,596      5,626      4,141
      Deferred, net -
        Federal                                    2,059        198      1,785
        State                                       (119)      (463)      (105)
          Total deferred, net                      1,940       (265)     1,680
      Amortization of investment tax credits        (172)      (193)      (172)
          Total included in operating expenses     6,364      5,168      5,649

    Included in other income, net:
      Currently payable -
        Federal                                      (59)       135        213
        State                                        (19)        43         85
          Total currently payable                    (78)       178        298
      Deferred, net -
        Federal                                        -          -         (5)
        State                                          -          -          -
          Total deferred, net                          -          -         (5)
          Total included in other income, net        (78)       178        293

          Total provision for income taxes       $ 6,286    $ 5,346    $ 5,942

    The total provision for income taxes relative to continuing operations shown in the accompanying statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to income before
income taxes.    The  following  table  summarizes  the  major  reasons for this difference:
[CAPTION]
                                                   1996       1995       1994
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Income before income taxes                   $15,802    $13,816    $15,293
    Tax expense at statutory federal
      income tax rate                            $ 5,531    $ 4,836    $ 5,353
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit                 795        487        879
        Amortization of investment tax
          credits                                   (172)      (193)      (172)
        Other, net                                   132        216       (118)

      Total provision for income taxes           $ 6,286    $ 5,346    $ 5,942

    Long Lived Assets. FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 did not have a significant impact on PGE. The carrying amount of all assets, including regulatory assets, is considered recoverable.

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among PEI, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996. The cash proceeds from the sale of approximately $203.3 million, net of the estimated $58.8 million of income taxes, have been used by PEI and PGE to retire debt, to repurchase stock (see Note 5 of the Notes to Financial Statements), for construction expenditures and for working capital for their continuing operations.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, the sale resulted in an estimated after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15,
1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.8 million, of which $44.6 million had been paid as of December 31, 1996.

    The accompanying financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PGE were allocated through the date of disposition to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PGE's gross gas and water utility plant. This is the same method as was utilized by PGE and the PPUC in establishing the revenue requirements of both PGE's gas and water utility operations. None of the dividends on PGE's preferred stock nor any of PEI's interest expense were allocated to the discontinued operations.

    Selected financial information for the discontinued operations as of December 31, 1995, and for the years ended December 31, 1995 and 1994 is set forth below:

                    Net Assets of Discontinued Operations
[CAPTION]
                                                              As of
                                                        December 31, 1995
                                                     (Thousands of Dollars)
[S]                                                     [C]
Net utility plant                                       $         368,742
Current assets (primarily accounts receivable
  and accrued revenues)                                            38,508
Total assets being acquired by
  Pennsylvania-American                                           407,250
Liabilities being assumed by
  Pennsylvania-American                                           147,080
Net assets being acquired by
  Pennsylvania-American                                           260,170
Estimated liability for income taxes on
  sale of discontinued operations                                 (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                        790

Total net assets of discontinued operations             $         204,250

                      Income From Discontinued Operations
[CAPTION]
                                                    Years ended December 31,
                                                     1995*           1994
                                                     (Thousands of Dollars)
[S]                                                 [C]            [C]
Operating revenues                                  $ 15,640       $ 66,731
Operating expenses, excluding income taxes             8,875         36,677
Operating income before income taxes                   6,765         30,054
Income taxes                                           1,403          6,850
Operating income                                       5,362         23,204
Other income                                               9             49
Allocated interest charges                            (3,244)       (12,749)

Income from discontinued operations                 $  2,127       $ 10,504

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

                 Net Cash Provided by Discontinued Operations

[CAPTION]
                                                    Years ended December 31,
                                                      1995*          1994
                                                     (Thousands of Dollars)
[S]                                                 [C]            [C]
Income from discontinued operations                 $  2,127       $ 10,504
Noncash charges (credits) to income:
    Depreciation                                       1,946          7,672
    Deferred treatment plant costs, net                  145            581
    Deferred income taxes                                447          5,146
    Deferred water utility billings                        -         (5,574)
Changes in working capital, exclusive
  of long-term debt                                    1,648            353
Additions to utility plant                            (2,276)       (20,980)
Utilization of restricted funds                            -          9,753
Net increase (decrease) in long-term
  debt                                                 1,010         (6,834)
Other, net                                            (1,283)           (69)

Net cash provided by discontinued
  operations                                        $  3,764       $    552

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3)  RATE MATTERS

    Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate
Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]

                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                     [C]     [C]              [C]
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other LDCs. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4)  OTHER INCOME, NET

    Other income, net was comprised of the following elements:
[CAPTION]
                                                  Year ended December 31,
                                                1996       1995       1994
                                                   (Thousands of Dollars)
    [S]                                        [C]        [C]        [C]
    Net interest income on the temporary
      investment of proceeds from the sale
      of PGE's water utility operations        $   267    $     -    $     -
    Loss on sale and retirement of gas wells
      and related abandonment of subsurface gas
      rights, net of related income taxes         (321)         -          -
    Gain on sale of land and other property,
      net of related income taxes                  141          -        165
    Write-off of expired advances relating
      to income taxes, net of related
      income taxes                                   -        227          -
    Amortization of preferred stock issuance
      costs, net of related income tax
      benefits                                     (13)        (1)      (227)
    Other                                           69         75        134
      Total                                    $   143    $   301    $    72

(5)  COMMON STOCK

    On May 31, 1994, PGE issued 500,000 shares of its common stock to PEI for aggregate net proceeds of $20.0 million. The proceeds from the shares issued on May 31, 1994, were used by PGE to redeem $15.0 million of its 9.50% 1988 series cumulative preferred stock, to fund the $534,375 premium in connection with such redemption, to repay a portion of its bank borrowings and for working capital purposes. Other than shares issued in connection with PEI's Dividend Reinvestment and Stock Purchase Plan and Customer Stock Purchase Plan, PGE has not issued any other shares of common stock since January 1, 1994.

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

    PGE also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). However, from June 14, 1996, through December 31, 1996, PEI temporarily suspended the sale of stock to the DRP as a result of the proceeds received from the sale of PGE's water utility operations, and during that period the DRP obtained shares of PEI common stock for participants through open market purchases. Although effective January 1, 1997, PEI resumed selling stock to the DRP, PGE does not expect to make sales of its common stock to PEI in connection with the DRP during 1997 because of the significant reduction in PGE's capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    Through the DRP, holders of shares  of  PEI's common stock may reinvest cash dividends and/or make cash investments in common stock of PEI. During 1996, 1995 and 1994, PGE realized $340,000, $3.3 million and $1.8 million, respectively, from the issuance of common stock to PEI in connection with the DRP.

    On February 16, 1996, PGE repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, with a portion of the proceeds from the sale of its water utility operations to Pennsylvania-American.

(6)  PREFERRED STOCK

    Preferred Stock Subject  to  Mandatory  Redemption.    On  May 31, 1994, PGE
redeemed the remaining 150,000 outstanding shares of its 9.50% 1988 series cumulative preferred stock, $100 par value, at a price of $103.5625 per share, which included a voluntary redemption premium of $3.5625 per share ($534,375 in the aggregate), plus accrued dividends.

    On December 16, 1994, PGE redeemed all 150,000 shares of its 8.90% cumulative preferred stock at a price of $102.97 per share, which included a voluntary redemption premium of $2.97 per share ($445,500 in the aggregate).

    The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PGE and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PGE may already have purchased during the year at a per share price of not more than $100. On June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000. Eight hundred such shares were acquired and cancelled by PGE in each of the years ended
December 31, 1995 and 1994, for an aggregate purchase price in each year of $80,000.

    As of December 31, 1996, the sinking fund requirements relative to PGE's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 1997 through 2001. At PGE's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($836,000 in the aggregate).

    Preferred Stock Not Subject to Mandatory Redemption. During the year ended December 31, 1996, PGE repurchased 134,359 shares of its 9% cumulative preferred stock, $100 par value, for an aggregate consideration of $14.5 million, largely pursuant to a self tender offer conducted during March and April, 1996. The 9% cumulative preferred stock is not redeemable at the option of PGE prior to September 15, 1997. Thereafter, it is redeemable at the option of PGE, in whole or in part, upon not less than 30 days' notice, at $100 per share plus accrued dividends to the date of redemption and at a premium of $8 per share if redeemed from September 15, 1997, to September 14, 1998, and a premium of $4 per share if redeemed from September 15, 1998, to September 14, 1999.

    During the year ended December 31, 1996, PGE repurchased 20,330 shares of its 4.10% cumulative preferred stock, $100 par value, for an aggregate consideration of $1.0 million, largely pursuant to a self tender offer conducted during March and April, 1996. An additional 350 shares of 4.10% cumulative preferred stock were repurchased in January, 1997, for an aggregate consideration of $19,000. At PGE's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $8,368,260.

    Dividend Information. The dividends on the preferred stock of PGE in each of the three years in the period ended December 31, 1996, were as follows:
[CAPTION]
         Series                        1996         1995         1994
                                           (Thousands of Dollars)
          [S]                         [C]          [C]          [C]
          4.10%                       $  348       $  410       $  410
          5.75%                           72          103          108
          8.90%                            -            -        1,280
          9.00%                        1,310        2,250        2,250
          9.50% 1988 series                -            -          591

           Total                      $1,730       $2,763       $4,639

    Dividends on all series of PGE's preferred stock are cumulative and PGE may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(7)  LONG-TERM DEBT

    Long-term debt consisted of the following components at December 31, 1996 and 1995:
[CAPTION]
                                                          1996          1995
                                                        (Thousands of Dollars)
  [S]                                                   [C]           [C]
  First mortgage bonds -
    8.375% Series, due 2002                             $  30,000     $  30,000
    9.23 % Series, due 1999                                10,000        10,000
    9.34 % Series, due 2019                                15,000        15,000
                                                           55,000        55,000
  Notes -
    Term loan, due 1996                                         -        50,000
    Bank borrowings, at weighted average interest
      rates of 6.18% and 6.62%, respectively (Note 9)      38,721        65,801
    Note payable to PEI                                    31,400             -
                                                           70,121       115,801

  Less current maturities and sinking
    fund requirements                                     (70,121)     (115,801)
    Total long-term debt                                $  55,000     $  55,000

    On October 12, 1995, PGE borrowed $50.0 million pursuant to a term loan agreement. Proceeds from the loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996. PGE repaid its $50.0 million term loan on February 16, 1996, with proceeds from the sale of its water operations to Pennsylvania-American.

    On August 22, 1996, the PPUC granted PGE permission to borrow up to $70.0 million from PEI during 1996, and also 1997 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PGE. As of December 31, 1996, PGE had $31.4 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PGE from PEI will be repaid with proceeds from bank borrowings by PGE.

    Maturities and Sinking Fund  Requirements.    As  of  December 31, 1996, the
aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:
[CAPTION]
                           Year              Amount
                           [S]            [C]
                           1997           $ 70,121,000 (a)
                           1998           $          -
                           1999           $ 10,000,000 (b)
                           2000           $          -
                           2001           $          -

    (a) Includes $38.7 million of bank borrowings outstanding as of December 31, 1996, and $31.4 million of borrowings payable to PEI.

    (b) Represents PGE's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999.

(8)  DIVIDEND RESTRICTIONS

    The preferred stock provisions of PGE's Restated Articles of Incorporation and certain of the agreements under which PGE has issued long-term debt provide for certain dividend restrictions. As of December 31, 1996, $5,416,000 of the retained earnings of PGE were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(9)  BANK NOTES PAYABLE

    As of April 19, 1993, PGE entered into a revolving bank credit agreement, as subsequently amended (the "Credit Agreement"), with a group of six banks under the terms of which $60.0 million was available for borrowing by PGE through May 31, 1996. The Credit Agreement was terminated on February 26, 1996, following the sale of PGE's water operations to Pennsylvania-American on February 16, 1996, and the repayment of all borrowings outstanding under the Credit Agreement with proceeds from such sale. The interest rate on borrowings under the Credit Agreement was generally less than prime. The Credit Agreement required the payment of a commitment fee of .195% per annum on the average daily amount of the unused portion of the available funds.

    PGE currently has arrangements for six revolving bank lines of credit with an aggregate borrowing capacity of $65.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of March 1, 1997, PGE had $27.2 million outstanding under these bank lines of credit.

    Because of limitations imposed by the terms of PGE's preferred stock, PGE is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PGE had $10.0 million due on demand or within one year from issuance outstanding as of December 31, 1996.

    Information relating to PGE's bank lines of credit and borrowings under those lines of credit is set forth below:

                                                    As of December 31,
                                              1996         1995         1994
                                                  (Thousands of Dollars)
      Borrowings under lines of credit
        Short-term                          $ 10,000     $ 10,000     $      -
        Long-term                             38,721       65,801       65,500
                                            $ 48,721     $ 75,801     $ 65,500

      Unused lines of credit
        Short-term                          $      -     $      -     $      -
        Long-term                             16,779        4,699        2,000
                                            $ 16,779     $  4,699     $  2,000

      Total lines of credit
        Prime rate                          $      -     $      -     $      -
        Other than prime rate                 65,500       80,500       67,500
                                            $ 65,500     $ 80,500     $ 67,500

      Short-term bank borrowings (a)
        Maximum amount outstanding          $ 10,000     $ 10,000     $  5,692
        Daily average amount outstanding    $  1,392     $  2,581     $    441
        Weighted daily average interest
          rate                                6.241%       6.513%       3.984%
        Weighted average interest rate at
          year-end                            6.206%       6.334%           -
        Range of interest rates               5.875-       6.290-       3.700-
                                              6.438%       6.660%       6.000%

    (a) PGE had no short-term bank borrowings outstanding as of December 31, 1994.

(10)  POSTEMPLOYMENT BENEFITS

    Pension Benefits. Substantially all employees of PGE are covered by PEI's trusteed, noncontributory, defined benefit pension plan. Pension benefits are based on years of service and average final salary. PGE's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants. To the extent that the present value of these obligations is fully covered by assets in the trust, a contribution may not be made for a particular year.

    Under the terms of the agreement regarding the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated benefit obligations relating to employees of PGE who accepted employment with Pennsylvania-American (the "Transferred Employees").
In this regard, plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees, with interest from February 16, 1996, were transferred to the American pension plan in June, 1996. As a result of this and other actions, PGE recognized, as of December 31, 1995, an estimated settlement loss of $200,000 ($117,000 net of the related income tax benefit) and curtailment gain of $2.7 million ($1.6 million net of related income taxes) in its determination of the estimated loss on the disposal of water utility operations.



                                        -42-

    In December, 1995, PGE offered an Early Retirement Plan ("ERP") to its employees who would be 59 years of age or older and had a minimum of five years of service as of December 31, 1995. Of the 63 eligible employees, 50 elected to accept this offer and retired as of December 31, 1995, resulting in the recording, as of December 31, 1995, of an additional pension liability of $1.6 million reflecting the increased costs associated with the ERP. Such amount was charged to the estimated loss on the disposal of water utility operations.

    Net pension costs relative to continuing operations, including amounts capitalized, were $385,000, $353,000 and $309,000 in 1996, 1995 and 1994, respectively.  The  following  items  were  the  components  of such net pension costs:
[CAPTION]
                                                 1996        1995        1994
                                                    (Thousands of Dollars)
    [S]                                        [C]         [C]         [C]
    Present value of benefits earned
      during the year                          $    799    $    430    $    549
    Interest cost on projected benefit
      obligations                                 2,731       1,459       1,400
    Return on plan assets                        (5,875)     (1,502)        535
    Net amortization and deferral                   (79)        (34)        (55)
    Deferral of investment (loss) gain            2,809           -      (2,120)
        Net pension cost                       $    385    $    353    $    309

    The funded status of the plan as of December 31, 1996 and 1995, was as follows:
[CAPTION]
                                                             1996        1995
                                                          (Thousands of Dollars)
    [S]                                                   [C]          [C]
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 28,613    $ 29,100
          Nonvested                                              21          47
            Total                                            28,634      29,147
        Provision for future salary increases                 6,933       7,841
        Projected benefit obligations                        35,567      36,988
    Approximate market value of plan assets, primarily
      invested in equities and bonds                         39,000      34,000
    Plan assets in excess of (less than) projected
      benefit obligations                                     3,433      (2,988)
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over 20 years         (1,939)     (2,155)
    Unrecognized prior service costs                          2,258       1,507
    Unrecognized net (gain) loss                             (4,259)      2,155

    Accrued pension cost at year-end                       $   (507)   $ (1,481)

    The assumptions used in determining pension obligations were:
[CAPTION]
                                                 1996       1995       1994
         [S]                                     [C]       [C]        [C]
         Discount rate                           7.75%     7.00 %     8.75 %
         Expected long-term rate of return
           on plan assets                        9.00%     9.00 %     9.00 %
         Projected increase in future
           compensation levels                   5.00%     5.00 %     5.50 %

    Other Postretirement Benefits. In addition to pension benefits, PGE provides certain health care and life insurance benefits for retired employees. Substantially all of PGE's employees may become eligible for those benefits if they reach retirement age while working for PGE. PGE records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

    Under the terms of the agreement regarding the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed PGE's obligation to provide retiree health care and life insurance benefits to the Transferred Employees, as well as 45% of PGE's retired employees as of that date. In this regard, plan assets in an amount proportional to the actuarial present value of accumulated plan benefits relative to the Transferred Employees and 45% of the retired employees as of February 16, 1996, will be transferred to trusts established by Pennsylvania-American, which is expected to occur in the second quarter of 1997. Pennsylvania-American is reimbursing PGE for benefit plan payments made on behalf of the retired employees for whom Pennsylvania-American has assumed responsibility. As a result of the transfer, early retirement and displacement of employees, PGE recognized an estimated settlement and curtailment loss of $385,000 ($225,000 net of the related income tax benefit) as part of the loss on the disposal of its water utility operations.

    In conjunction with the ERP offered by PGE to certain of its employees, PGE recorded, as of December 31, 1995, an additional liability of $805,000, ($471,000 net of the related income tax benefit) reflecting the cost of future health care benefits required to be recognized in conjunction with the ERP.
Such amount was charged to the estimated loss on disposal of water utility operations.

    The following items were the components of the net cost of postretirement benefits other than pensions relative to continuing operations for the years 1996, 1995 and 1994:

                                                   1996       1995       1994
                                                     (Thousands of Dollars)
    Present value of benefits earned during
      the year                                   $    253   $    127   $    148
    Interest cost on accumulated benefit
      obligation                                      506        577        532
    Return on plan assets                               -        (69)        (4)
    Net amortization and deferral                     314        391        360

    Net cost of postretirement benefits other
      than pensions                                 1,073      1,026      1,036
    Less disbursements for benefits                  (501)      (555)      (543)

    Increase in liability for postretirement
      benefits other than pensions               $    572   $    471   $    493










                                        -44-

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of December 31, 1996 and 1995 follow:
[CAPTION]
                                                        1996       1995
                                                    (Thousands of Dollars)
    [S]                                               [C]        [C]
    Accumulated benefit obligation:
      Retirees                                        $  4,359   $  6,514
      Fully eligible active employees                    1,033        850
      Other active employees                             1,552      1,074
                                                         6,944      8,438
    Plan assets at fair value                              169          -
    Accumulated benefit obligation
      in excess of plan assets                           6,775      8,438
    Unrecognized transition obligation
      being amortized over 20 years                     (5,022)    (5,438)
    Unrecognized net gain (loss)                         1,116       (703)

    Accrued liability for postretirement
      benefits other than pensions                    $  2,869   $  2,297

    The assumptions used in determining other postretirement benefit obligations were:
[CAPTION]
                                                 1996       1995       1994
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.75 %     7.00 %     8.75 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.00 %     5.50 %

    It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 8-1/2% in 1997 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1997, by approximately $294,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1996 by approximately $31,000.

    Since PGE did not seek to increase its base gas rates prior to 1996, the $442,000 ($259,000 net of related income taxes), $441,000 ($258,000 net of related income taxes), and $447,000 ($256,000 net of related income taxes) of additional cost incurred in 1996, 1995 and 1994, respectively, as a result of the adoption of the provisions of FASB Statement 106 were expensed without any adjustment being made to its gas rates. Effective with its January 15, 1997, base rate increase (see Note 3 of the Notes to Financial Statements), PGE will begin funding its accumulated benefit obligations with respect to other postretirement benefits.

(11)  CONSTRUCTION EXPENDITURES

    PGE estimates the  cost  of  its  1997  construction  program  will be $27.9 million. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, and, to the extent necessary, by the periodic issuance of stock and long-term debt.

(12)  COMMITMENTS AND CONTINGENCIES

    Environmental Matters. PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1960, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, PGE does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]
                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1996       1996        1996           1996
                                (Thousands of Dollars, Except Per Share Amounts)
[S]                             [C]        [C]       [C]            [C]
Operating revenues              $  69,415  $ 25,457  $      13,998  $     51,724
Operating income (loss)            10,033       803           (659)        6,539
Income (loss) from continuing
  operations                        7,485      (757)        (2,690)        3,748
Loss with respect to
  discontinued operations            (365)      (21)             -            23
Net income (loss)               $   7,120  $   (778) $      (2,690) $      3,771

Earnings (loss) per share
  of common stock: (a)
 Continuing operations          $    1.67  $   (.23) $        (.81) $       1.13
 Discontinued operations             (.08)     (.01)             -           .01
 Net income (loss) before
   premium on repurchase/
   redemption of preferred
   stock                             1.59      (.24)          (.81)         1.14
 Premium on repurchase/
   redemption of preferred
   stock                                -      (.39)          (.03)          .01
 Earnings (loss) per share of
   common stock (a)             $    1.59  $   (.63) $        (.84) $       1.15

                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1995       1995        1995           1995
                                (Thousands of Dollars, Except Per Share Amounts)
Operating revenues              $  68,237  $ 25,184  $      12,119  $     47,216
Operating income                    9,500     1,867             (3)        7,558
Income (loss) from continuing
  operations                        6,413    (1,581)        (3,520)        4,395
Loss with respect to
  discontinued operations          (3,704)        -              -          (130)
Net income (loss)               $   2,709  $ (1,581) $      (3,520) $      4,265

Earnings (loss) per share
  of common stock: (a)
 Continuing operations          $    1.16  $   (.28) $        (.63) $        .78
 Discontinued operations             (.67)        -              -          (.02)
 Earnings (loss) per share of
   common stock (a)             $     .49  $   (.28) $        (.63) $        .76


(a) The total of the earnings per share for the quarters does not equal the earnings per share for the year, as shown elsewhere in the financial statements and supplementary data of this report, as a result of PGE's issuance of additional shares of common stock at various dates in 1994 and 1995 and its repurchase of shares of common stock during 1996.

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

    The  carrying  amounts  and   estimated   fair  values  of  PGE's  financial
instruments at December 31, 1996 and 1995, were as follows:
[CAPTION]
                                               1996                 1995
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Long-term debt (including current
  portion)                              $125,121 $  130,622  $170,801 $  175,431
Preferred stock subject to
  mandatory redemption (including
  current portion)                           819        836     1,760      1,795

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
                                                                            Page

           Report of Independent Public Accountants . . . . . . . . . . . .  24

           Statements of Income for each of the three years in the
             period ended December 31, 1996 . . . . . . . . . . . . . . . .  25

           Balance Sheets as of December 31, 1996 and 1995. . . . . . . . .  26

           Statements of Cash Flows for each of the three years in the period ended December 31, 1996 . . . . . . . . . . . . . . . .  28

           Statements of Capitalization as of December 31, 1996 and 1995. .  29

           Statements of Common Shareholder's Investment for each of
             the three years in the period ended December 31, 1996. . . . .  30

           Notes to Financial Statements. . . . . . . . . . . . . . . . . .  31

     2.  Financial Statement Schedules
             The following financial statement schedule for PGE is filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           Schedule Number                                                  Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1996 . . . . . . . . . . . . .  51

     3.  Exhibits
             See "Index to Exhibits" located on page 53 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1996.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes PGE's executive compensation plans and arrangements in effect as of December 31, 1996.

     Exhibit

     10-23 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PGE's Annual Report on Form
            10-K for 1989, File No. 1-3490.

     10-24  First Amendment to Form of Change  in Control Agreement, dated as of
            May 24, 1995, between PEI  and  certain  of its Officers -- filed as
            Exhibit 10-29 to PEI's Annual Report on Form 10-K for 1995, File No.
            0-7812.

     10-25 Agreement dated as of March 15, 1991, by and between PEI, PGE and Robert L. Jones -- filed as Exhibit No. 10-38 to PGE's Annual Report on Form 10-K for 1990, File No. 1-3490.

     10-26  Employment Agreement effective  September  1,  1995, between PEI and
            Dean T. Casaday -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No.
            0-7812.

     10-27 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to PEI's
            Common Stock Form S-2, Registration No. 33-43382.

     10-28 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between PEI and Dean T. Casaday -- filed as
            Exhibit 10-37 to PEI's Annual Report on Form 10-K for 1994, File No.
            0-7812.

     10-29  Pennsylvania Enterprises,  Inc.  1992  Stock  Option Plan, effective
            June 3, 1992 -- filed  as  Exhibit  A to PEI's 1993 definitive Proxy
            Statement, File No. 0-7812.

     10-30  Employment Agreement dated as of  June  26,  1996, by and among PEI,
            PGE and  Kenneth  L.  Pollock  --  filed  as  Exhibit  10-1 to PEI's
            Quarterly Report on Form  10-Q  for  the quarter ended September 30,
            1996, File No. 0-7812.

     10-31  Employment Agreement dated as of August  28, 1996, by and among PEI,
            PGE and Thomas F. Karam --  filed as Exhibit 10-2 to PEI's Quarterly
            Report on Form 10-Q for  the  quarter ended September 30, 1996, File
            No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.






Schedule II

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PG ENERGY INC.
                                                         (Registrant)
Date:     March 6, 1997                  By:         /s/ Thomas F. Karam
                                                         Thomas F. Karam
                                            President and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:     March 6, 1997                  By:        /s/ John F. Kell, Jr.
                                                        John F. Kell, Jr.
                                             Vice President, Financial Services
                                                 (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date


   /s/ Kenneth L. Pollock          Chairman of the Board of       March 6, 1997
       Kenneth L. Pollock           Directors

   /s/ William D. Davis            Vice Chairman of the Board     March 6, 1997
       William D. Davis             of Directors

   /s/ Thomas F. Karam             Director, President and        March 6, 1997
       Thomas F. Karam              Chief Executive Officer

  /s/ Paul R. Freeman                     Director                March 6, 1997
      Paul R. Freeman

   /s/ Robert J. Keating                  Director                March 6, 1997
       Robert J. Keating

   /s/ John D. McCarthy                   Director                March 6, 1997
       John D. McCarthy

  /s/ John D. McCarthy, Jr.               Director                March 6, 1997
      John D. McCarthy, Jr.

  /s/ Kenneth M. Pollock                  Director                March 6, 1997
      Kenneth M. Pollock

  /s/ Richard A. Rose, Jr.                Director                March 6, 1997
      Richard A. Rose, Jr.

   /s/ James A. Ross                      Director                March 6, 1997
       James A. Ross

   /s/ Ronald W. Simms                    Director                March 6, 1997
       Ronald W. Simms

                                        -52-

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

(3) Articles of Incorporation and By Laws:

 3-1 Restated Articles of Incorporation -- filed as Exhibit 3-1 to PGE's Annual Report on Form 10-K for 1995, File No. 1-3490.

 3-2 By-Laws of PGE, as amended and restated -- filed as Exhibit 3-2 to PGE's Annual Report on Form 10-K for 1995, File No. 1-3490.

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

 4-22 Thirtieth Supplemental Indenture, dated as of December 1, 1995, -- filed as Exhibit 4 to PGE's Annual Report on Form 10-K for 1995, File No. 1-3490.


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

10-23 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PGE's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-24 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between PEI and certain of its Officers -- filed as
            Exhibit 10-29 to PEI's Annual Report on Form 10-K for 1995, File No. 0-7812.

10-25 Agreement, dated as of March 15, 1991, by and between PEI, PGE and Robert L. Jones -- filed as Exhibit 10-38 to PGE's Annual Report on Form 10-K for 1990, File No. 1-3490.

10-26 Employment Agreement, effective September 1, 1995, between PEI and Dean T. Casaday -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, File No. 0-7812.

10-27 Supplemental Retirement Agreement, dated as of December 23, 1991, between PEI and Dean T. Casaday -- filed as Exhibit 10-17 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-28 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between PEI and Dean T. Casaday -- filed as
            Exhibit 10-37 to PEI's Annual Report on Form 10-K for 1994, File No. 0-7812.

10-29 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to PEI's 1993 definitive Proxy Statement, File No. 0-7812.

10-30 Employment Agreement dated as of June 26, 1996, by and among PEI, PGE and Kenneth L. Pollock -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-31 Employment Agreement dated as of August 28, 1996, by and among PEI, PGE and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

                                  TABLE OF CONTENTS



PART I                                                                     PAGE

    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .  11

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .  11

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .  11


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  12

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . .   *

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .  13

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . .  23

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .  48


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

                                                       PG ENERGY INC.
                                                       (Registrant)

Date:     March 6, 1997                 By:
                                                      Thomas F. Karam
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

Date:     March 6, 1997                 By:
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                               (Principal Financial Officer
                                            and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date


                                   Chairman of the Board of       March 6, 1997
       Kenneth L. Pollock           Directors

                                   Vice Chairman of the Board     March 6, 1997
       William D. Davis             of Directors

                                   Director, President and        March 6, 1997
       Thomas F. Karam              Chief Executive Officer

                                          Director                March 6, 1997
       Paul R. Freeman

                                          Director                March 6, 1997
       Robert J. Keating

                                          Director                March 6, 1997
       John D. McCarthy

                                          Director                March 6, 1997
       John D. McCarthy, Jr.

                                          Director                March 6, 1997
       Kenneth M. Pollock

                                          Director                March 6, 1997
       Richard A. Rose, Jr.

                                          Director                March 6, 1997
       James A. Ross

                                          Director                March 6, 1997
       Ronald W. Simms

                                                  PG ENERGY INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

                                                      Balance at    Charged   Charged                    Balance
                                                      beginning       to      to other                   at end
             Description                               of year      income    accounts   Deductions      of year

                                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1996                      $      781   $ 2,015    $      -   $    1,656(a)   $ 1,140

    Year ended December 31, 1995                      $      921   $ 1,541    $      -   $    1,681(a)   $   781

    Year ended December 31, 1994                      $      811   $ 1,756    $      -   $    1,646(a)   $   921





Shown as operating reserves on the balance sheets:

    Insurance -

       Year ended December 31, 1996                   $    3,709   $ 1,042    $      -   $    1,665(b)   $ 3,086

       Year ended December 31, 1995                   $    2,383   $ 2,652    $      -   $    1,326(b)   $ 3,709

       Year ended December 31, 1994                   $    1,863   $ 1,695    $      -   $    1,175(b)   $ 2,383





NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b)  Deductions are principally payments made in settlement of claims.











