Form 10-Q
period 1997-03-31
PG ENERGY INC
filed 1997-05-13
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1997 and 1996. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1997 and 1996. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    8


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   13

                        PART I.  FINANCIAL INFORMATION

                                PG ENERGY INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                         1997          1996
                                                       (Thousands of Dollars)

OPERATING REVENUES                                     $  79,939     $  69,415
  Cost of gas                                             49,139        39,978
OPERATING MARGIN                                          30,800        29,437

OTHER OPERATING EXPENSES:
  Operation                                                6,462         6,557
  Maintenance                                              1,126         1,214
  Depreciation                                             2,211         1,899
  Income taxes                                             5,831         5,927
  Taxes other than income taxes                            4,306         3,807
    Total other operating expenses                        19,936        19,404

OPERATING INCOME                                          10,864        10,033

OTHER INCOME, NET                                            239           150

INCOME BEFORE INTEREST CHARGES                            11,103        10,183

INTEREST CHARGES:
  Interest on long-term debt                               2,191         1,772
  Other interest                                             204           335
  Allowance for borrowed funds used
    during construction                                      (66)          (46)
      Total interest charges                               2,329         2,061

INCOME FROM CONTINUING OPERATIONS                          8,774         8,122

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS                   -          (365)

NET INCOME                                                 8,774         7,757

DIVIDENDS ON PREFERRED STOCK                                 353           637

EARNINGS APPLICABLE TO COMMON STOCK                    $   8,421     $   7,120

COMMON STOCK:
  Earnings per share of common stock:
    Continuing operations                              $    2.54     $    1.67
    Discontinued operations                                    -          (.08)
    Total                                              $    2.54     $    1.59

  Weighted average number of shares outstanding        3,314,155     4,468,130

  Cash dividends per share                             $       -     $  10.217






The accompanying notes are an integral part of the consolidated financial statements.


                                PG ENERGY INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

ASSETS

UTILITY PLANT:
  At original cost                                $     329,179   $    319,205
  Accumulated depreciation                              (82,961)       (79,783)
                                                        246,218        239,422

OTHER PROPERTY AND INVESTMENTS                            4,644          4,894

CURRENT ASSETS:
  Cash and cash equivalents                                 968            690
  Accounts receivable -
    Customers                                            29,250         17,183
    Affiliates, net                                           7             58
    Others                                                  854            565
    Reserve for uncollectible accounts                   (1,436)        (1,140)
  Accrued utility revenues                               10,414         11,830
  Materials and supplies, at average cost                 2,705          2,460
  Gas held by suppliers, at average cost                  2,874         20,265
  Natural gas transition costs collectible                1,637          2,525
  Deferred cost of gas and supplier refunds, net         10,744         19,316
  Prepaid expenses and other                              4,048          1,313
                                                         62,065         75,065

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,293         29,771
    Other                                                 4,460          4,274
  Unamortized debt expense                                1,118          1,153
  Other                                                     612              -
                                                         36,483         35,198











TOTAL ASSETS                                      $     349,410   $    354,579



The accompanying notes are an integral part of the consolidated financial statements.

                                     PG ENERGY INC.

                               CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                 $     104,461   $      96,005
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             18,804          18,851
    Subject to mandatory redemption                         739             739
  Long-term debt                                         65,392          55,000
                                                        189,396         170,595

CURRENT LIABILITIES:
  Current portion of long-term debt -
    Parent                                               28,600          31,400
    Other                                                29,679          38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80             115
  Note payable                                                -          10,000
  Accounts payable -
    Suppliers                                            10,088          17,831
    Parent                                                  752             348
  Accrued general business and realty taxes               1,264           2,239
  Accrued income taxes                                   19,845          14,559
  Accrued interest                                        2,351           1,936
  Accrued natural gas transition costs                    1,506           2,095
  Other                                                   3,097           3,375
                                                         97,262         122,619

DEFERRED CREDITS:
  Deferred income taxes                                  50,322          49,119
  Unamortized investment tax credits                      4,725           4,767
  Operating reserves                                      3,046           3,086
  Other                                                   4,659           4,393
                                                         62,752          61,365




COMMITMENTS AND CONTINGENCIES (Note 3)




TOTAL CAPITALIZATION AND LIABILITIES              $     349,410   $     354,579



The accompanying notes are an integral part of the consolidated financial statements.


                                   PG ENERGY INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                               March 31,
                                                           1997         1996
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $   8,774    $   8,122
  Effects of noncash charges to income -
    Depreciation                                            2,225        1,912
    Deferred income taxes, net                                351           92
    Provisions for self insurance                             140          241
    Other, net                                                350          530
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues               (9,903)      (5,037)
    Gas held by suppliers                                  17,391       13,414
    Accounts payable                                       (9,181)      (1,885)
    Deferred cost of gas and supplier refunds, net          8,751       (2,955)
    Other current assets and liabilities, net               1,295        4,995
  Other operating items, net                                 (585)      (2,895)
      Net cash provided by continuing operations           19,608       16,534
  Net cash provided by discontinued operations                  -        2,133
      Net cash provided by operating activities            19,608       18,667

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (6,529)      (2,973)
  Proceeds from the sale of discontinued operations             -      261,752
  Acquisition of regulated business                        (2,009)           -
  Other, net                                                  423           68
      Net cash provided by (used for) investing
        activities                                         (8,115)     258,847

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      -          339
  Repurchase of common stock                                    -      (85,000)
  Repurchase of preferred stock                               (82)           -
  Dividends on common and preferred stock                    (356)     (34,407)
  Repayment of long-term debt                              (2,941)     (50,000)
  Net decrease in bank borrowings                          (7,874)     (76,443)
  Other, net                                                   38          (80)
      Net cash used for financing activities              (11,215)    (245,591)

NET INCREASE IN CASH AND CASH EQUIVALENTS                     278       31,923
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                690          328
CASH AND CASH EQUIVALENTS AT END OF YEAR                $     968    $  32,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   1,716    $   3,082
    Income taxes                                        $     610    $     445


The accompanying notes are an integral part of the consolidated financial statements.


                                PG ENERGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. PG Energy Inc. ("PGE") a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and Honesdale Gas Company ("Honesdale") a wholly-owned subsidiary of PGE acquired on February 14, 1997, are regulated public utilities. Together PGE and Honesdale distribute natural gas to a twelve-county area in northeastern Pennsylvania, a territory that includes 129 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport.

    Principles of Consolidation. The consolidated financial statements include the accounts of PGE and its subsidiary, Honesdale, beginning February 14, 1997, the date Honesdale was acquired by PGE. All material intercompany accounts have been eliminated in consolidation.

    Both PGE and Honesdale are subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. The financial statements of PGE and Honesdale that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rates and accounting practices of regulatory agencies such as the PPUC.

    Interim Financial Statements. The interim consolidated financial statements included herein have been prepared by PGE without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PGE believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on the sale of natural gas. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in PGE's latest annual report on Form 10-K.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters which are difficult to predict and are beyond the control of PEI. Therefore, actual amounts could differ from these estimates.

(2)  RATE MATTERS

                              >c?
    Rate Increase.  By Order  adopted  December  19,  1996, the PPUC approved an overall 5.3% increase in PGE's base  gas rates, designed to produce $7.5 million of additional annual revenue, effective  January  15,  1997.  Under the terms of the Order, the billing for  the  impact  of  the rate increase relative to PGE's residential heating customers (which it is  estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PGE, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
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

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)  COMMITMENTS AND CONTINGENCIES

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

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PGE's consolidated statements of income as percentages of operating revenues for each of the three-month period ended March 31, 1997 and 1996:

[CAPTION]
                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1996
[S]                                                          [C]         [C]
OPERATING REVENUES....................................       100.0%      100.0%
  Cost of gas.........................................        61.5        57.6
OPERATING MARGIN......................................        38.5        42.4

OTHER OPERATING EXPENSES:
  Operation...........................................         8.1         9.4
  Maintenance.........................................         1.4         1.8
  Depreciation........................................         2.7         2.7
  Income taxes........................................         7.3         8.5
  Taxes other than income taxes.......................         5.4         5.5
    Total operating expenses..........................        24.9        27.9

OPERATING INCOME......................................        13.6        14.5

OTHER INCOME, NET.....................................         0.3         0.2

INTEREST CHARGES......................................        (2.9)       (3.0)

INCOME FROM CONTINUING OPERATIONS.....................        11.0        11.7

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS..........           -        (0.5)

NET INCOME ...........................................        11.0        11.2

DIVIDENDS ON PREFERRED STOCK (1)......................        (0.5)       (0.9)

EARNINGS APPLICABLE TO COMMON STOCK...................        10.5%       10.3%


(1) None of the dividends on preferred stock was allocated to the discontinued operations.

o Three Months Ended March 31, 1997, Compared With Three Months Ended March 31, 1996

    Operating Revenues. Operating revenues increased $10.5 million (15.2%) from $69.4 million for the quarter ended March 31, 1996, to $79.9 million for the quarter ended March 31, 1997, primarily as a result of higher levels in PG Energy Inc.'s ("PGE") gas cost rate and the effect of the rate increase granted PGE by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increase in rates was partially offset by a 1.2 billion cubic feet (9.3%) decrease in sales to PGE's residential and commercial heating customers. There was a 331 (10.0%) decrease in heating degree days from 3,321 (104.1% of normal) during the first quarter of 1996 to 2,990 (93.7% of normal) during the first quarter of 1997. Operating revenues of Honesdale Gas Company ("Honesdale") totaling $834,000 from Honesdale's February 14, 1997, acquisition date through March 31, 1997, also contributed to the increased operating revenues.

    Cost of Gas. The cost of gas increased $9.2 million (22.9%) from $40.0 million for the first quarter of 1996 to $49.1 million for the first quarter of 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters") and the inclusion in the first quarter of 1997 of $574,000 of gas costs with respect to Honesdale from its February 14, 1997, acquisition date through March 31, 1997.

    Operating Margin. The operating margin increased $1.4 million (4.6%) from $29.4 million in the first quarter of 1996 to $30.8 million in the first quarter of 1997, primarily because of the aforementioned increase in PGE's gas rates effective January 15, 1997 (see "-Rate Matters") and the inclusion of Honesdale's operating margin from its February 14, 1997, acquisition date. As a percentage of operating revenues, the margin decreased from 42.4% in the first quarter of 1996 to 38.5% in the first quarter of 1997 as a result of the proportionately higher cost of gas during the period.

    Other Operating Expenses. Other operating expenses increased $532,000 (2.7%) from $19.4 million for the quarter ended March 31, 1996, to $19.9 million for the quarter ended March 31, 1997. This increase was primarily attributable to a $312,000 (16.4%) increase in depreciation expense, as a result of additions to PGE's utility plant, and a $499,000 (13.1%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales by Honesdale from its acquisition date. The effects of these increases were partially offset by lower levels of operation and maintenance expense. As a percentage of operating revenues, other operating expenses decreased from 27.9% during the quarter ended March 31, 1996, to 24.9% during the quarter ended March 31, 1997, primarily as a result of the significantly greater increase in operating revenues during the period.

    Operating Income. As a result of the above, operating income increased by $831,000 (8.3%) from $10.0 million for the first quarter of 1996 to $10.9 million for the first quarter of 1997. However, as a percentage of total operating revenues, operating income decreased for such periods from 14.5% in the first quarter of 1996 to 13.6% in the first quarter of 1997, primarily because of the proportionately higher cost of gas in 1997.

    Other Income, Net. Other income, net increased $89,000 (59.3%) from $150,000 for the three-month period ended March 31, 1996, to $239,000 for the three-month period ended March 31, 1997, largely as a result of a gain on the condemnation of certain property of PGE for highway construction.

    Interest Charges. Interest charges increased by $268,000 (13.0%) from $2.1 million for the first quarter of 1996 to $2.3 million for the first quarter of 1997. This increase was largely attributable to bank borrowings by PGE to finance construction expenditures and for other working capital needs and the reduction in PGE's interest expense in the first quarter of 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income From Continuing Operations. Income from continuing operations increased $652,000 (8.0%) from $8.1 million for the quarter ended March 31, 1996, to $8.8 million for the quarter ended March 31, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating margin, the effects of which were partially offset by the higher levels of other operating expenses and interest charges.

    Net Income. The increase in net income of $1.0 million (13.1%) from $7.8 million for the first quarter of 1996 to $8.8 million for the first quarter of 1997, was largely the result of the higher income from continuing operations, as discussed above, and the absence of any loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $284,000 (44.6%) from $637,000 for the first quarter of 1996 to $353,000 for the first quarter of 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Earnings Applicable to Common Stock. The increase in earnings applicable to common stock of $1.3 million (18.3%) from $7.1 million for the three-month period ended March 31, 1996, to $8.4 million for the three-month period ended March 31, 1997, as well as the increase in earnings per share of common stock of $.95 (59.7%) from $1.59 per share for the three-month period ended March 31, 1996, to $2.54 per share for the three-month period ended March 31, 1997, were the result of the higher income from continuing operations and reduced dividends on preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. The increase in earnings applicable to common stock also reflected a 25.8% decrease in the weighted average number of shares outstanding as a result of the repurchase by PGE of shares of its common stock on February 16, 1996, with proceeds from the sale of its regulated water utility operations.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PGE, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
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

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.2 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.7 million had been billed to PGE and $8.5 million had been recovered from its customers as of March 31, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    In order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $70.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has six bank lines of credit with an aggregate borrowing capacity of $70.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1997 and 1998. As of May 1, 1997, PGE had $39.4 million of borrowings outstanding under these bank lines of credit.

    In addition, as of March 31, 1997, PGE had borrowed $28.6 million from PEI. The terms and conditions regarding such borrowing provide for the payment of interest at rates generally less than prime and the repayment of principal on December 31, 1997. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

    PGE, as well as Honesdale, believe that they will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PGE during the three-month period ended March 31, 1997. A $40.0-$50.0 million long-term debt financing, the proceeds from which will be used to repay bank borrowings is, however, planned by PGE for later in 1997.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $6.5 million during the first three months of 1997 and are currently estimated to be $27.2 million during the remainder of the year. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1997, $29.7 million of PGE's long-term debt, and $80,000 of PGE's preferred stock was required to be repaid within twelve months.

    On April 18, 1997, PGE announced an offer to purchase any and all of the 78,853 outstanding shares of its 4.10% cumulative preferred stock at a price of $70.00 per share for an aggregate consideration of $5.5 million, exclusive of fees and other expenses. The offer, which is not conditioned upon any minimum number of shares being tendered by shareholders, will expire on May 16, 1997, unless extended at the option of PGE. Although PGE cannot presently determine the number of shares which will be tendered by shareholders pursuant to the offer, it is anticipated that payment for any shares tendered will be financed with borrowings under PGE's bank lines of credit.

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






                                                       PG ENERGY INC.
                                                       (Registrant)

[CAPTION]
[S]       [C]                         [C]
Date:     May 13, 1997                By:          /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     May 13, 1997                By:        /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)