Form 10-Q
period 1997-06-30
PG ENERGY INC
filed 1997-08-06
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              and six months ended June 30, 1997 and 1996 . . . . . . .    2

            Consolidated Balance Sheets as of June 30, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1997 and 1996 . . . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    9


PART II. OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   16

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   16

                                 PART I.  FINANCIAL INFORMATION

                                         PG ENERGY INC.

                                CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   1997       1996        1997        1996
                                                            (Thousands of Dollars)
OPERATING REVENUES                               $  33,229  $  25,457   $ 113,168   $  94,872
  Cost of gas                                       18,271     12,575      67,410      52,553
OPERATING MARGIN                                    14,958     12,882      45,758      42,319

OTHER OPERATING EXPENSES:
  Operation                                          6,203      6,226      12,665      12,783
  Maintenance                                        1,316      1,492       2,442       2,706
  Depreciation                                       2,266      1,970       4,477       3,869
  Income taxes                                        (241)      (514)      5,590       5,413
  Taxes other than income taxes                      3,310      2,905       7,616       6,712
    Total other operating expenses                  12,854     12,079      32,790      31,483

OPERATING INCOME                                     2,104        803      12,968      10,836

OTHER INCOME (DEDUCTIONS), NET                         (87)       169         152         319

INCOME BEFORE INTEREST CHARGES                       2,017        972      13,120      11,155

INTEREST CHARGES:
  Interest on long-term debt                         2,217      1,243       4,408       3,015
  Other interest                                       137        153         341         488
  Allowance for borrowed funds used
    during construction                                (33)       (50)        (99)        (96)
      Total interest charges                         2,321      1,346       4,650       3,407

INCOME (LOSS) FROM CONTINUING OPERATIONS              (304)      (374)      8,470       7,748

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS             -        (21)          -        (386)

NET INCOME (LOSS)                                     (304)      (395)      8,470       7,362

DIVIDENDS ON PREFERRED STOCK                           318        383         671       1,020

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK       $    (622) $    (778)  $   7,799   $   6,342

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                        $    (.19) $    (.23)  $    2.35   $    1.73
    Discontinued operations                              -       (.01)          -        (.10)
    Net income (loss) before discount (premium)
      on repurchase/redemption of preferred
      stock                                           (.19)      (.24)       2.35        1.63
    Discount (premium) on repurchase/redemption
      of preferred stock                               .24       (.39)        .25        (.33)
    Total                                        $     .05  $    (.63)  $    2.60   $    1.30

  Weighted average number of shares outstanding  3,314,155  3,314,155   3,314,155   3,891,143

  Cash dividends per share                       $       -  $       -   $       -   $  10.217






The accompanying notes are an integral part of the consolidated financial statements.


                                PG ENERGY INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     336,020   $    319,205
  Accumulated depreciation                              (85,080)       (79,783)
                                                        250,940        239,422

OTHER PROPERTY AND INVESTMENTS                            4,581          4,894

CURRENT ASSETS:
  Cash and cash equivalents                                 298            690
  Accounts receivable -
    Customers                                            18,785         17,183
    Affiliates, net                                          87             58
    Others                                                  688            565
    Reserve for uncollectible accounts                   (1,631)        (1,140)
  Accrued utility revenues                                2,201         11,830
  Materials and supplies, at average cost                 2,809          2,460
  Gas held by suppliers, at average cost                 12,024         20,265
  Natural gas transition costs collectible                1,633          2,525
  Deferred cost of gas and supplier refunds, net          4,983         19,316
  Prepaid expenses and other                              1,942          1,313
                                                         43,819         75,065

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,460         29,771
    Other                                                 4,654          4,274
  Unamortized debt expense                                1,067          1,153
  Other                                                     505              -
                                                         36,686         35,198











TOTAL ASSETS                                      $     336,026   $    354,579




The accompanying notes are an integral part of the consolidated financial statements.

                                     PG ENERGY INC.

                               CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's investment                 $     104,593   $     96,005
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             15,877         18,851
    Subject to mandatory redemption                         640            739
  Long-term debt                                         83,266         55,000
                                                        204,376        170,595

CURRENT LIABILITIES:
  Current portion of long-term debt -
    Parent                                               27,200         31,400
    Other                                                 9,087         38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80            115
  Note payable                                            3,500         10,000
  Accounts payable -
    Suppliers                                            14,798         17,831
    Parent                                                  848            348
  Accrued general business and realty taxes               1,272          2,239
  Accrued income taxes                                    5,865         14,559
  Accrued interest                                        1,264          1,936
  Accrued natural gas transition costs                    1,184          2,095
  Other                                                   2,948          3,375
                                                         68,046        122,619

DEFERRED CREDITS:
  Deferred income taxes                                  50,716         49,119
  Unamortized investment tax credits                      4,682          4,767
  Operating reserves                                      2,892          3,086
  Other                                                   5,314          4,393
                                                         63,604         61,365



COMMITMENTS AND CONTINGENCIES (Note 4)





TOTAL CAPITALIZATION AND LIABILITIES              $     336,026   $    354,579




The accompanying notes are an integral part of the consolidated financial statements.

                                   PG ENERGY INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                           1997         1996
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                     $   8,470    $   7,748
  Effects of noncash charges to income -
    Depreciation                                            4,507        3,908
    Deferred income taxes, net                                578          166
    Provisions for self insurance                             281          591
    Other, net                                                826          772
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                9,056       15,140
    Gas held by suppliers                                   8,241        3,030
    Accounts payable                                       (5,380)      (2,468)
    Deferred cost of gas and supplier refunds, net         14,602       (9,680)
    Other current assets and liabilities, net             (11,933)       2,467
  Other operating items, net                                 (790)      (3,754)
      Net cash provided by continuing operations           28,458       17,920
  Net cash used for discontinued operations                     -      (24,175)
      Net cash provided by (used for) operating
        activities                                         28,458       (6,255)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (13,923)      (8,823)
  Proceeds from the sale of discontinued operations             -      261,752
  Acquisition of regulated business                        (2,009)
  Other, net                                                  471           69
      Net cash provided by (used for) investing
        activities                                        (15,461)     252,998

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      -          339
  Repurchase of common stock                                    -      (85,000)
  Repurchase of preferred stock                            (3,108)     (14,968)
  Dividends on common and preferred stock                    (671)     (34,790)
  Repayment of long-term debt                              (4,646)     (50,000)
  Net decrease in bank borrowings                          (5,782)     (59,943)
  Other, net                                                  818       (1,300)
      Net cash used for financing activities              (13,389)    (245,662)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (392)       1,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              690          328
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     298    $   1,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   4,953    $   4,277
    Income taxes                                        $  14,536    $  22,441


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

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on the sale of natural gas. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in PGE's latest annual report on Form 10-K.

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

(2)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in
             Effective             Rate per MCF        Calculated Increase
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
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

(3)  ACCOUNTING CHANGES

    Earnings Per Share. In February, 1997, FASB Statement 128, "Earnings per Share" was issued. The provisions of this statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", simplify the computation of earnings per share. FASB Statement 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. PGE does not expect the adoption of FASB Statement 128 to have a material effect on its calculation of earnings per share.

    Reporting Comprehensive Income. In June, 1997, FASB Statement 130 "Reporting Comprehensive Income", was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and display of comprehensive income and its components in financial statements. The reporting provisions of FASB Statement 130, which PGE will adopt in 1998, are not expected to have a material impact on its reported results of operations.

(4)  COMMITMENTS AND CONTINGENCIES

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

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the consolidated statements of income of PG Energy Inc. ("PGE") as percentages of operating revenues for each of the three and six-month periods ended June 30, 1997 and 1996:

                                                  Percentage of Operating Revenues
                                               Three Months Ended   Six Months Ended
                                                     June 30,           June 30,
                                                1997       1996     1997       1996
OPERATING REVENUES...........................   100.0%     100.0%   100.0%     100.0%
  Cost of gas................................    55.0       49.4     59.6       55.4
OPERATING MARGIN.............................    45.0       50.6     40.4       44.6

OTHER OPERATING EXPENSES:
  Operation..................................    18.7       24.4     11.2       13.5
  Maintenance................................     3.9        5.9      2.1        2.8
  Depreciation...............................     6.8        7.7      4.0        4.1
  Income taxes...............................    (0.7)      (2.0)     4.9        5.7
  Taxes other than income taxes..............    10.0       11.4      6.7        7.1
    Total operating expenses.................    38.7       47.4     28.9       33.2

OPERATING INCOME.............................     6.3        3.2     11.5       11.4

OTHER INCOME (DEDUCTIONS), NET...............    (0.2)       0.6      0.1        0.4

INTEREST CHARGES.............................    (7.0)      (5.3)    (4.1)      (3.6)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (0.9)      (1.5)     7.5        8.2

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.       -       (0.1)       -       (0.4)

NET INCOME (LOSS) ...........................    (0.9)      (1.6)     7.5        7.8

DIVIDENDS ON PREFERRED STOCK (1).............    (1.0)      (1.5)    (0.6)      (1.1)

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...    (1.9)      (3.1)     6.9        6.7

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

o   Three Months Ended June 30, 1997,  Compared With Three Months Ended June 30,
    1996

    Operating Revenues. Operating revenues increased $7.8 million (30.5%) from $25.5 million for the quarter ended June 30, 1996, to $33.2 million for the quarter ended June 30, 1997, primarily as a result of a 186 million cubic feet (5.7%) increase in sales to PGE's residential and commercial heating customers that was largely attributable to cooler weather. There was an increase of 92 (10.6%) heating degree days from 872 (114.0% of normal) during the second quarter of 1996 to 964 (126.0% of normal) during the second quarter of 1997. Also contributing to the increase were higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"), as well as the operating revenues of Honesdale Gas Company ("Honesdale"), which was acquired by PGE on February 14, 1997, totaling $760,000.

    Cost of Gas. The cost of gas increased $5.7 million (45.3%) from $12.6 million for the second quarter of 1996 to $18.3 million for the second quarter of 1997, primarily because of the aforementioned increase in sales to residential and commercial heating customers during the quarter and the inclusion in the second quarter of 1997 of $527,000 of gas costs with respect to Honesdale, as well as higher levels in PGE's gas cost rate (see "-Rate Matters").

    Operating Margin. The operating margin increased $2.1 million (16.1%) from $12.9 million in the second quarter of 1996 to $15.0 million in the second quarter of 1997, primarily because of the higher level of sales, the increase in PGE's gas rates effective January 15, 1997 (see "-Rate Matters"), and the inclusion of Honesdale's operating margin. As a percentage of operating revenues, the margin, however, decreased from 50.6% in the second quarter of 1996 to 45.0% in the second quarter of 1997 as a result of the proportionately higher cost of gas in 1997.

    Other Operating Expenses. Other operating expenses increased $775,000 (6.4%) from $12.1 million for the quarter ended June 30, 1996, to $12.9 million for the quarter ended June 30, 1997. This increase was primarily attributable to a $296,000 (15.0%) increase in depreciation expense, as a result of additions to utility plant, and a $405,000 (13.9%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales by Honesdale. The effects of these increases were partially offset by lower levels of operation and maintenance expense. As a percentage of operating revenues, other operating expenses decreased from 47.4% during the quarter ended June 30, 1996, to 38.7% during the quarter ended June 30, 1997, primarily as a result of the proportionately greater increase in operating revenues.

    Income taxes for the three-month period ended June 30, 1997, increased by $273,000 (53.1%) from a credit of $514,000 in 1996 to a credit of $241,000 in
1997 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income increased by $1.3 million (162.0%) from $803,000 for the second quarter of 1996 to $2.1 million for the second quarter of 1997, and increased as a percentage of total operating revenues from 3.2% in the second quarter of 1996 to 6.3% in the second quarter of 1997.

    Other Income (Deductions), Net. Other income (deductions), net decreased $256,000 from income of $169,000 for the three-month period ended June 30, 1996, to a deduction of $87,000 for the three-month period ended June 30, 1997, largely as a result of the absence of income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996, because the second quarter of 1996 included a greater amount of gains on the condemnation of certain of PGE's property for highway construction.

    Interest Charges. Interest charges increased by $975,000 (72.4%) from $1.3 million for the second quarter of 1996 to $2.3 million for the second quarter of 1997. This increase was largely attributable to bank borrowings by PGE to finance construction expenditures and for other working capital needs and the reduction in PGE's interest expense in the second quarter of 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $70,000 (18.7%) from $374,000 for the quarter ended June 30, 1996, to $304,000 for the quarter ended June 30, 1997. The decreased loss was largely the result of the matters discussed above, principally the increase in operating margin, the effects of which were partially offset by the higher levels of other operating expenses and interest charges.

    Net Income (Loss). The decrease in net loss of $91,000 (23.0%) from $395,000 for the second quarter of 1996 to $304,000 for the second quarter of 1997, was largely the result of the lower loss from continuing operations, as discussed above, and, to a lesser extent, the absence of any loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $65,000 (17.0%) from $383,000 for the second quarter of 1996 to $318,000 for the second quarter of 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year, as well as its repurchase of an additional 30,090 shares of the 4.10% cumulative preferred stock in 1997.

    Earnings (Loss) Applicable to Common Stock. The decrease in loss applicable to common stock of $156,000 (20.0%) from $778,000 for the three-month period ended June 30, 1996, to $622,000 for the three-month period ended June 30, 1997, as well as the increase in earnings per share of common stock of $.68 from a loss of $.63 per share for the second quarter of 1996 (after reflecting a $.39 per share premium on redemption of preferred stock) to earnings of $.05 per share for the second quarter of 1997 (after reflecting a $.24 per share discount on the repurchase of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on preferred stock, as discussed above. The $.39 per share charge for the premium on the repurchase of preferred stock in the second quarter of 1996 acted to increase the loss per share of common stock for the quarter ended June 30, 1996, to $.63 per share. The discount on redemption of preferred stock in the second quarter of 1997 acted to increase the earnings per share for the quarter by $.24 per share to $.05 per share. While discounts and premiums on the repurchase of preferred stock are reflected in retained earnings and are not a determinant of earnings (loss) applicable to common stock, the discounts and premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

o   Six Months Ended June 30, 1997, Compared With Six Months Ended June 30, 1996

    Operating Revenues. Operating revenues increased $18.3 million (19.3%) from $94.9 million for the six months ended June 30, 1996, to $113.2 million for the six months ended June 30, 1997, primarily as a result of higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increase in rates was partially offset by a 1.0 billion cubic feet (6.9%) decrease in sales to PGE's residential and commercial heating customers. There was a decrease of 238 (5.7%) heating degree days from 4,192 (106.0% of normal) during the first six months of 1996 to 3,954 (100.0% of normal) during the first six months of 1997. Operating revenues of Honesdale totaling $1.6 million from its February 14, 1997, acquisition date through June 30, 1997, also contributed to the increased operating revenues.

    Cost of Gas. The cost of gas increased $14.9 million (28.3%) from $52.6 million for the first six months of 1996 to $67.4 million for the first six months of 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters") and the inclusion of $1.1 million of gas costs with respect to Honesdale from its February 14, 1997, acquisition date through June 30, 1997. The effect of the increase in PGE's gas cost rate was partially offset by a 1.0 billion cubic feet (6.9%) decrease in sales to its residential and commercial heating customers.

    Operating Margin. The operating margin increased $3.4 million (8.1%) from $42.3 million in the first six months of 1996 to $45.8 million in the first six months of 1997, primarily because of the aforementioned increase in PGE's gas rates effective January 15, 1997 (see "-Rate Matters") and the inclusion of Honesdale's operating margin from its February 14, 1997, acquisition date. As a percentage of operating revenues, the margin, however, decreased from 44.6% in the first six months of 1996 to 40.4% in the first six months of 1997 as a result of the proportionately higher cost of gas in 1997.

    Other Operating Expenses. Other operating expenses increased $1.3 million (4.2%) from $31.5 million for the first six months of 1996, to $32.8 million for the first six months of 1997. This increase was primarily attributable to a $608,000 (15.7%) increase in depreciation expense, as a result of additions to utility plant, and a $904,000 (13.5%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales by Honesdale from its acquisition date. The effects of these increases were partially offset by lower levels of operation and maintenance expense. As a percentage of operating revenues, other operating expenses decreased from 33.2% during the first six months of 1996, to 28.9% during the first six months of 1997, primarily as a result of the proportionately greater increase in operating revenues during the period.

    Income taxes increased $177,000 (3.3%) from $5.4 million in the first six months of 1996 to $5.6 million in the first six months of 1997 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income increased by $2.1 (19.7%) from $10.8 million for the first six months of 1996 to $13.0 million for the first six months of 1997, and increased as a percentage of total operating revenues from 11.4% in the first six months of 1996 to 11.5% in the first six months of 1997.

    Other Income (Deductions), Net. Other income (deductions), net decreased $167,000 (52.4%) from $319,000 for the six-month period ended June 30, 1996, to $152,000 for the six-month period ended June 30, 1997, largely as a result of the absence of income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996.

    Interest Charges. Interest charges increased by $1.2 million (36.5%) from $3.4 million for the first six months of 1996 to $4.6 million for the first six months of 1997. This increase was largely attributable to bank borrowings by PGE to finance construction expenditures and for other working capital needs and the reduction in PGE's interest expense in the first six months of 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $722,000 (9.3%) from $7.7 million for the six-month period ended June 30, 1996, to $8.5 million for the six-month period ended June 30, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating margin, the effects of which were partially offset by the higher levels of other operating expenses and interest charges.

    Net Income (Loss). The increase in net income of $1.1 million (15.1%) from $7.4 million for the first six months of 1996 to $8.5 million for the first six months of 1997 was largely the result of the higher income from continuing operations, as discussed above, and, to a lesser extent, the absence of any loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $349,000 (34.2%) from $1.0 million for the first six months of 1996 to $671,000 for the first six months of 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,090 shares of the 4.10% cumulative preferred stock in 1997.

    Earnings Applicable to Common Stock. The increase in earnings applicable to common stock of $1.5 million (23.0%) from $6.3 million for the six-month period ended June 30, 1996, to $7.8 million for the six-month period ended June 30, 1997, as well as the increase in earnings per share of common stock of $1.30 from $1.30 per share for the first six months of 1996 (after reflecting a $.33 per share premium on redemption of preferred stock) to $2.60 per share for the first six months of 1997 (after reflecting a $.25 per share discount on redemption of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. The increase in earnings applicable to common stock also reflected a 14.8% decrease in the weighted average number of shares outstanding as a result of the repurchase by PGE of shares of its common stock on February 16, 1996, with proceeds from the sale of its regulated water utility operations.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in
             Effective             Rate per MCF        Calculated Increase
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
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

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.8 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $9.0 million had been billed to PGE and recovered from its customers as of June 30, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $83.5 million of unsecured revolving bank credit, which is deemed adequate for its ongoing needs. Specifically, PGE currently has eight bank lines of credit with an aggregate borrowing capacity of $83.5 million which provide for borrowings at interest rates generally less than prime, which mature at various times during 1997 and 1998 and which PGE intends to renew or replace as they expire. As of August 1, 1997, PGE had $46.3 million of borrowings outstanding under these bank lines of credit.

    In addition, as of June 30, 1997, PGE had borrowed $27.2 million from PEI. The terms and conditions regarding such borrowing provide for the payment of interest at rates generally less than prime and the repayment of principal on December 31, 1997. It is anticipated that the repayment date of this loan will be extended beyond December 31, 1997, until such date as the funds borrowed thereunder are required for use by PEI. PGE plans to ultimately repay this loan from PEI with borrowings under its bank lines of credit.

    PGE, as well as Honesdale, believe that they will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    PGE periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by PGE during the six-month period ended June 30, 1997. However, PGE plans to issue $50.0 million of unsecured term notes during the third quarter of 1997, of which $25.0 million will be issued to a syndicate of banks and $25.0 million will be issued to accredited private placement investors. The proceeds from these long-term debt financings will be used to repay a portion of PGE's bank borrowings.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $13.9 million during the first six months of 1997 and are currently estimated to be $19.8 million during the remainder of the year. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of June 30, 1997, $36.3 million of PGE's long-term debt, including $27.2 million borrowed from PEI, and $80,000 of its preferred stock was required to be repaid within twelve months.

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

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 14, 1997, Pennsylvania Enterprises, Inc., the sole common shareholder of PG Energy Inc., executed an action in lieu of a meeting of shareholders re-electing the following incumbent directors of PG Energy Inc. to an additional one year term: Kenneth L. Pollock, William D. Davis, Thomas F. Karam, Robert J. Keating, James A. Ross, John D. McCarthy, Ronald
     W. Simms, Kenneth M. Pollock, Paul R. Freeman, John D. McCarthy, Jr. and Richard A. Rose, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

     27-1   Financial Data Schedule -- filed herewith.

(b)  Reports on Form 8-K

     PGE filed a report on Form 8-K dated May 28, 1997, pursuant to Item 4. Changes in Registrant's Certifying Accountant, reporting the appointment of the accounting firm of Price Waterhouse LLP as independent accountants.

                                PG ENERGY INC.

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:     August 6, 1997             By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     August 6, 1997             By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)