Form 10-Q
period 1997-09-30
PG ENERGY INC
filed 1997-11-07
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and nine
              months ended September 30, 1997 and 1996. . . . . . . . .    2

            Consolidated Balance Sheets as of September 30, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1997 and 1996. . . . . . . . .    5

            Notes to Consolidated Financial Statements  . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   16

                             PART I.  FINANCIAL INFORMATION

                                     PG ENERGY INC.

                            Consolidated Statements of Income

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                 1997       1996        1997        1996
                                             (Thousands of Dollars, Except for Share Amounts)
OPERATING REVENUES                             $  16,276  $  13,998   $ 129,444   $ 108,870
  Cost of gas                                      7,137      5,979      74,547      58,532
OPERATING MARGIN                                   9,139      8,019      54,897      50,338

OTHER OPERATING EXPENSES:
  Operation                                        6,065      5,716      18,730      18,499
  Maintenance                                      1,503      1,379       3,945       4,085
  Depreciation                                     2,242      1,969       6,719       5,838
  Income taxes                                    (2,184)    (2,005)      3,406       3,408
  Taxes other than income taxes                    1,997      1,619       9,613       8,331
    Total other operating expenses                 9,623      8,678      42,413      40,161

OPERATING INCOME (LOSS)                             (484)      (659)     12,484      10,177

OTHER INCOME (DEDUCTIONS), NET                        92         (8)        244         311

INCOME (LOSS) BEFORE INTEREST CHARGES               (392)      (667)     12,728      10,488

INTEREST CHARGES:
  Interest on long-term debt                       2,329      1,665       6,737       4,680
  Other interest                                     199         68         540         556
  Allowance for borrowed funds used
    during construction                              (45)       (73)       (144)       (169)
    Total interest charges                         2,483      1,660       7,133       5,067

INCOME (LOSS) FROM CONTINUING OPERATIONS          (2,875)    (2,327)      5,595       5,421

LOSS WITH RESPECT TO DISCONTINUED
  OPERATIONS                                           -          -           -        (386)

NET INCOME (LOSS)                                 (2,875)    (2,327)      5,595       5,035

DIVIDENDS ON PREFERRED STOCK                         320        363         991       1,383

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $  (3,195) $  (2,690)  $   4,604   $   3,652

COMMON STOCK
  Earnings (loss) per share of common stock:
    Continuing operations                      $    (.96) $    (.81)  $    1.39   $    1.09
    Discontinued operations                            -          -           -        (.10)
    Net income (loss) before discount (premium)
      on repurchase of preferred stock              (.96)      (.81)       1.39         .99
    Discount (premium) on repurchase of
      preferred stock                               (.01)      (.03)        .23        (.37)
    Total                                      $    (.97) $    (.84)  $    1.62   $     .62

  Weighted average shares outstanding          3,314,155  3,314,155   3,314,155   3,697,410

  Cash dividends per share (Note 2)            $       -  $       -   $       -   $  10.217

The accompanying notes are an integral part of the consolidated financial statements.


                                PG ENERGY INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     344,242   $     319,205
  Accumulated depreciation                              (86,933)        (79,783)
                                                        257,309         239,422

OTHER PROPERTY AND INVESTMENTS                            4,471           4,894

CURRENT ASSETS:
  Cash and cash equivalents                                 256             690
  Accounts receivable -
    Customers                                            10,454          17,183
    Affiliates, net                                           -              58
    Others                                                  284             565
    Reserve for uncollectible accounts                   (1,254)         (1,140)
  Accrued utility revenues                                2,388          11,830
  Materials and supplies, at average cost                 2,811           2,460
  Gas held by suppliers, at average cost                 25,970          20,265
  Natural gas transition costs collectible                1,512           2,525
  Deferred cost of gas and supplier refunds, net          9,207          19,316
  Prepaid expenses and other                              1,365           1,313
                                                         52,993          75,065

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,638          29,771
    Other                                                 4,329           4,274
  Unamortized debt expense                                1,095           1,153
  Other                                                     457               -
                                                         36,519          35,198













TOTAL ASSETS                                      $    351,292    $     354,579




The accompanying notes are an integral part of the consolidated financial statements.

                                PG ENERGY INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's investment                 $     101,254   $      96,005
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             15,848          18,851
    Subject to mandatory redemption                         640             739
  Long-term debt                                        105,000          55,000
                                                        222,742         170,595

CURRENT LIABILITIES:
  Current portion of long-term debt -
    Parent                                               24,700          31,400
    Other                                                14,720          38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80             115
  Note payable                                            4,500          10,000
  Accounts payable -
    Suppliers                                            12,277          17,831
    Parent                                                   34             348
    Affiliates, net                                          17               -
  Accrued general business and realty taxes               1,539           2,239
  Accrued income taxes                                    2,858          14,559
  Accrued interest                                        1,319           1,936
  Accrued natural gas transition costs                    1,154           2,095
  Other                                                   2,076           3,375
                                                         65,274         122,619

DEFERRED CREDITS:
  Deferred income taxes                                  51,293          49,119
  Unamortized investment tax credits                      4,639           4,767
  Operating reserves                                      2,805           3,086
  Other                                                   4,539           4,393
                                                         63,276          61,365




COMMITMENTS AND CONTINGENCIES (Note 5)





TOTAL CAPITALIZATION AND LIABILITIES              $     351,292   $     354,579




The accompanying notes are an integral part of the consolidated financial statements.

                                PG ENERGY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                               1997          1996
                                                             (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                          $  5,595      $  5,421
  Effects of noncash charges to income -
    Depreciation                                                6,764         5,890
    Deferred income taxes, net                                    904           519
    Provisions for self insurance                                 443           742
    Other, net                                                  1,335           953
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                   17,314        18,997
    Gas held by suppliers                                      (5,705)      (10,299)
    Accounts payable                                           (6,528)       (4,639)
    Deferred cost of gas and supplier refunds, net             10,316       (16,801)
    Other current assets and liabilities, net                  (1,260)        1,291
  Other operating items, net                                   (1,509)       (4,636)
      Net cash provided by (used for) continuing operations    27,669        (2,562)
  Net cash used for discontinued operations, principally
    for the payment of income taxes                           (13,655)      (35,470)
      Net cash provided by (used for) operating activities     14,014       (38,032)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                                  (22,810)      (18,501)
  Proceeds from the sale of discontinued operations                 -       261,752
  Acquisition of regulated business                            (2,019)            -
  Other, net                                                      530           212
      Net cash provided by (used for) investing activities    (24,299)      243,463

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                          -           339
  Repurchase of common stock                                        -       (85,007)
  Repurchase/redemption of preferred stock                     (3,137)      (15,364)
  Dividends on common and preferred stock                        (991)      (35,151)
  Issuance of long-term debt                                   25,000             -
  Issuance of long-term debt to parent                              -        49,900
  Repayment of long-term debt to parent                        (6,700)      (12,600)
  Repayment of long-term debt                                       -       (50,000)
  Net decrease in bank borrowings                              (5,021)      (55,854)
  Other, net                                                      700        (1,390)
      Net cash provided by (used for) financing activities      9,851      (205,127)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (434)          304
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  690           328
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    256      $    632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $  7,203      $  5,704
    Income taxes                                             $ 15,042      $ 34,386

The accompanying notes are an integral part of the financial statements.

                                PG ENERGY INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. PG Energy Inc. ("PGE") a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and Honesdale Gas Company ("Honesdale") a wholly-owned subsidiary of PGE acquired on February 14, 1997, are regulated public utilities. Together PGE and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes 130 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport.

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

    Interim Financial Statements. The interim consolidated financial statements included herein have been prepared by PGE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PGE believes that the disclosures are adequate to make the information presented not misleading.

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

(2) CASH DIVIDENDS

    The cash dividends per share for the nine months ended September 30, 1997, include $9.077 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PGE to PEI on February 16, 1996, in connection with the sale of PGE's water utility operations on such date. This note was paid in full by PGE on March 8, 1996.

(3)  RATE MATTERS

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

(4)  ACCOUNTING CHANGES

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

(5)  COMMITMENTS AND CONTINGENCIES

    Environmental Matters. PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PGE from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PGE acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a material portion from PGE. PGE, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PGE does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PGE operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, PGE does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                                PG ENERGY INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the consolidated statements of income of PG Energy Inc. ("PGE") as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1997, and September 30, 1996:

                                                   Percentage of Operating Revenues
                                                Three Months Ended  Nine Months Ended
                                                   September 30,      September 30,
                                                 1997        1996    1997       1996
OPERATING REVENUES...........................    100.0%      100.0%  100.0%     100.0%
  Cost of gas................................     43.9        42.7    57.6       53.8
OPERATING MARGIN.............................     56.1        57.3    42.4       46.2

OTHER OPERATING EXPENSES:
  Operation..................................     37.2        40.8    14.5       17.0
  Maintenance................................      9.2         9.8     3.1        3.8
  Depreciation...............................     13.8        14.1     5.2        5.4
  Income taxes...............................    (13.4)      (14.3)    2.6        3.1
  Taxes other than income taxes..............     12.3        11.6     7.4        7.6
    Total other operating expenses...........     59.1        62.0    32.8       36.9

OPERATING INCOME (LOSS)......................     (3.0)       (4.7)    9.6        9.3

OTHER INCOME, NET............................      0.6           -     0.2        0.3

INTEREST CHARGES.............................    (15.3)      (11.9)   (5.5)      (4.6)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (17.7)      (16.6)    4.3        5.0

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.        -           -       -       (0.4)

NET INCOME (LOSS)............................    (17.7)      (16.6)    4.3        4.6

DIVIDENDS ON PREFERRED STOCK(1)..............     (1.9)       (2.6)   (0.7)      (1.2)

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...    (19.6)      (19.2)    3.6        3.4

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

                Three Months Ended September 30, 1997, Compared
                  With Three Months Ended September 30, 1996

    Operating Revenues. Operating revenues increased $2.3 million (16.3%) from $14.0 million for the three-month period ended September 30, 1996, to $16.3 million for the three-month period ended September 30, 1997, primarily as a result of the rate increase granted PGE by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"), higher levels in PGE's gas cost rate and the operating revenues of

Honesdale Gas Company ("Honesdale"), which was acquired by the Company on February 14, 1997, totaling $323,000. Also contributing to the increase was a 56 million cubic feet (3.7%) increase in deliveries to PGE's residential and commercial heating customers that was largely attributable to cooler weather. There was an increase of 47 heating degree days from 163 (135.8% of normal) during the third quarter of 1996 to 210 (175.0% of normal) during the third quarter of 1997.

    Cost of Gas. The cost of gas increased $1.2 million (19.4%) from $6.0 million for the three-month period ended September 30, 1996, to $7.1 million for the three-month period ended September 30, 1997, primarily because of the aforementioned increases in the gas cost rate (see "-Rate Matters"), increased sales to residential and commercial heating customers and $194,000 of gas costs related to Honesdale.

    Operating Margin. The operating margin increased $1.1 million (14.0%) from $8.0 million in the third quarter of 1996 to $9.1 million in the third quarter of 1997, primarily because of the increase in PGE's gas rates effective January 15, 1997 (see "-Rate Matters"), the higher level of sales and the inclusion of Honesdale's operating margin. However, as a percentage of operating revenues, the operating margin decreased from 57.3% for the quarter ended September 30, 1996, to 56.1% for the quarter ended September 30, 1997, as a result of the proportionately higher cost of gas in 1997.

    Other Operating Expenses. Other operating expenses increased $945,000 (10.9%) for the three-month period ended September 30, 1997, compared to the three-month period ended September 30, 1996. This increase was partially attributable to a higher level of operation expenses, which increased by $349,000 (6.1%), largely as a result of the inclusion of $189,000 of operation expenses of Honesdale. Also contributing to the increase in other operating expenses was a $378,000 (23.3%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales of Honesdale, and a $273,000 (13.9%) increase in depreciation expense attributable to additions to utility plant. As a percentage of operating revenues, other operating expenses decreased from 62.0% in the third quarter of 1996 to 59.1% in the third quarter of 1997, primarily as a result of the proportionately greater increase in operating revenues during the period.

    Income taxes decreased $179,000 (8.9%) from a credit of $2.0 million in the third quarter of 1996 to a credit of $2.2 million in the third quarter of 1997 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, the operating loss decreased by $175,000 (26.6%) from $659,000 for the three-month period ended September 30, 1996, to $484,000 for the three-month period ended September 30, 1997, and decreased as a percentage of total operating revenues for such periods from 4.7% in 1996 to 3.0% in 1997.

    Interest Charges. Interest charges increased by $823,000 (49.6%) from $1.7 million for the three-month period ended September 30, 1996, to $2.5 million for the three-month period ended September 30, 1997. This increase was largely attributable to bank borrowings by PGE to finance construction expenditures and for other working capital needs and the reduction in interest expense in the third quarter of 1996 resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations increased $548,000 (23.5%) from $2.3 million for the quarter ended September 30, 1996, to $2.9 million for the quarter ended September 30, 1997. This increase was largely the result of the matters discussed above, principally the increases in other operating expenses and interest charges, the effects of which were partially offset by the increased operating margins.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $43,000 (11.8%) from $363,000 for the three-month period ended September 30, 1996, to $320,000 for the three-month period ended September 30, 1997, primarily as a result of the repurchase by PGE in 1997 of 30,375 shares of its 4.10% cumulative preferred stock.

    Earnings (Loss) Applicable to Common Stock. The increase in loss applicable to common stock of $505,000 (18.8%) from $2.7 million for the three-month period ended September 30, 1996, to $3.2 million for the three-month period ended September 30, 1997, as well as the increase in loss per share of common stock of $.13 from a loss of $.84 per share for the third quarter of 1996 (after reflecting a $.03 per share premium on redemption of preferred stock) to a loss of $.97 per share for the third quarter of 1997 (after reflecting a $.01 per share premium on redemption of preferred stock) were primarily the result of the increase in loss from continuing operations, as discussed above. While discounts and premiums on the repurchase of preferred stock are reflected in retained earnings and are not a determinant of net income, the discounts and premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                Nine Months Ended September 30, 1997, Compared
                   With Nine Months Ended September 30, 1996

    Operating Revenues. Operating revenues increased $20.6 million (18.9%) from $108.9 million for the nine-month period ended September 30, 1996 to $129.4 million for the nine-month period ended September 30, 1997, primarily as a result of higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by an 896 million cubic feet (5.0%) decrease in deliveries to PGE's residential and commercial heating customers. There was a decrease of 192 (4.4%) heating degree days from 4,356 (106.9% of normal) during the first nine months of 1996 to 4,164 (102.2% of normal) during the first nine months of 1997. Operating revenues of Honesdale totaling $1.9 million from its February 14, 1997, acquisition date through September 30, 1997, also contributed to the increased operating revenues.

    Cost of Gas. The cost of gas increased $16.0 million (27.4%) from $58.5 million for the nine-month period ended September 30, 1996, to $74.5 million for the nine-month period ended September 30, 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters") and $1.3 million of gas costs related to Honesdale from its February 14, 1997, acquisition date through September 30, 1997.

    Operating Margin. The operating margin increased $4.6 million (9.1%) from $50.3 million in the nine-month period ended September 30, 1996, to $54.9 million in the nine-month period ended September 30, 1997, primarily because of the increase in PGE's gas rates effective January 15, 1997 (see "-Rate Matters") and the inclusion of Honesdale's operating margin from its February 14, 1997, acquisition date. As a percentage of operating revenues, however, the operating margin decreased from 46.2% in the first nine months of 1996 to 42.4% in the first nine months of 1997 as a result of the proportionately higher cost of gas in 1997.

    Other Operating Expenses. Other operating expenses increased $2.3 million (5.6%) from $40.2 million for the first nine months of 1996 to $42.4 million for the first nine months of 1997. This increase was primarily attributable to an $881,000 (15.1%) increase in depreciation expense, as a result of additions to utility plant, and a $1.3 million (15.4%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales by Honesdale from its acquisition date. As a percentage of operating revenues, other operating expenses decreased from 36.9% during the first nine months of 1996, to 32.8% during the first nine months of 1997, primarily as a result of the proportionately greater increase in operating revenues during the period.

    Operating Income (Loss). As a result of the above, operating income increased by $2.3 million (22.7%) from $10.2 million for the nine-month period ended September 30, 1996, to $12.5 million for the nine-month period ended September 30, 1997, primarily because of the increased operating margin, the effect of which was partially offset by the higher level of other operating expenses. As a percentage of total operating revenues, operating income increased from 9.3% in 1996 to 9.6% in 1997.

    Interest Charges. Interest charges increased by $2.1 million (40.8%) from $5.1 million for the first nine months of 1996 to $7.1 million for the first nine months of 1997. This increase was largely attributable to bank borrowings by PGE to finance construction expenditures and for other working capital needs and the reduction in PGE's interest expense in the first nine months of 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $174,000 (3.2%) from $5.4 million for the nine months ended September 30, 1996, to $5.6 million for the nine months ended September 30, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating income, the effect of which was largely offset by the increased interest charges.

    Net Income (Loss). The increase in net income of $560,000 (11.1%) from $5.0 million for the first nine months of 1996 to $5.6 million for the first nine months of 1997 was the result of the higher income from continuing operations, as discussed above, and the absence of any loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $392,000 (28.3%) from $1.4 million for the nine-month period ended September 30, 1996, to $991,000 for the nine-month period ended September 30, 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,375 shares of the 4.10% cumulative preferred stock in 1997.

    Earnings (Loss) Applicable to Common Stock. The increase in earnings applicable to common stock of $952,000 (26.1%) from $3.7 million for the nine-month period ended September 30, 1996, to $4.6 million for the nine-month period ended September 30, 1997, as well as the increase in earnings per share of common stock of $1.00 from $.62 per share for the first nine months of 1996 (after reflecting a $.37 per share premium on redemption of preferred stock) to $1.62 per share for the first nine months of 1997 (after reflecting a $.23 per share discount on redemption of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. The increase in earnings applicable to common stock also reflected a 10.4% decrease in the weighted average number of shares outstanding as a result of the repurchase by PGE of shares of its common stock on February 16, 1996, with proceeds from the sale of its regulated water utility operations.

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

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase/(Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]             [C]
           December 1, 1997       $4.49   $3.95           $(15,700,000)
           March 1, 1997           4.18    4.49              8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.7 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1,

1999, of which $9.3 million had been billed to PGE and $9.2 million had been recovered from its customers as of September 30, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $68.5 million of unsecured revolving bank credit, which is deemed adequate for its presently anticipated needs. Specifically, PGE currently has seven bank lines of credit with an aggregate borrowing capacity of $68.5 million which provide for borrowings at interest rates generally less than prime and mature at various times during 1998 and 1999 and which PGE intends to renew or replace as they expire. As of November 3, 1997, PGE had $21.2 million of borrowings outstanding under these bank lines of credit.

    In addition, as of September 30, 1997, PGE had borrowed $24.7 million from Pennsylvania Enterprises, Inc. ("PEI"), its parent Company. The terms and conditions regarding such borrowing provide for the payment of interest at rates generally less than prime and the repayment of principal on December 31, 1997. It is anticipated that the repayment date of this loan will be extended beyond December 31, 1997, until such date as the funds borrowed thereunder are required for use by PEI. PGE plans to ultimately repay this loan from PEI with borrowings under its bank lines of credit.

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

    On September 12, 1997, PGE borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-quarter of one percent (5.875% as of November 3, 1997). Under the terms of the Term Loan Agreement, PGE can choose interest rate periods of one, two, three or six months. PGE utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

    On September 30, 1997, PGE issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "Senior Notes"). The proceeds from the issuance of the Senior Notes were used by PGE to repay $25.0 million of its bank borrowings.

    No capital stock financings were consummated by PGE during the nine-month period ended September 30, 1997.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $22.7 million during the first nine months of 1997 and are currently estimated to be $10.9 million during the remainder of the year. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1997, $39.5 million of PGE's long-term debt, including $24.7 million borrowed from PEI, and $80,000 of its preferred stock was required to be repaid within twelve months.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

     10-2 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its non-employee directors -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

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






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:  November 7, 1997              By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 7, 1997              By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)