Form 10-K
period 1997-12-31
PG ENERGY INC
filed 1998-03-05
CIK 77242

PART I


ITEM  l.  BUSINESS

GENERAL

    PG Energy Inc. ("PG Energy"), formerly known as Pennsylvania Gas and Water Company, is a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"). PG Energy, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, is engaged in the distribution of natural gas. On February 14, 1997, PG Energy acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), a regulated public utility engaged in distributing natural gas to portions of Wayne and Pike Counties, in an area adjacent to PG Energy's service territory. Until February 16, 1996, when its water utility operations were sold, PG Energy was also engaged in the distribution of water (See "-Sale of Water Utility Operations."). Both PG Energy and Honesdale are regulated by the Pennsylvania Public Utility Commission ("PPUC"). As of December 31, 1997, PG Energy provided service to approximately 147,000 natural gas customers and Honesdale provided service to approximately 3,300 customers.

    PG Energy and Honesdale employed approximately 570 persons as of December 31, 1997.

Restructuring of Natural Gas Industry

    The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

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

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PG Energy, are presently responsible for procuring competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the PPUC, PG Energy currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 560 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 48% of PG Energy's total gas deliveries in 1997, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to all of its some 3,300 customers effective November 1, 1997. As of February 1, 1998, approximately 1,250 of Honesdale's customers had elected to receive transportation service and to purchase their natural gas supplies from PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of PG Energy and the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 147,000 customers. Moreover, as noted below, PG Energy currently believes that Pennsylvania may enact legislation in 1998 requiring that all customers of LDCs have the right, within the next several years, to receive transportation service and to choose the supplier of their natural gas.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, is being phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania are required to unbundle generation charges from the other charges included in their currently bundled rates and customers can contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission and distribution networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    PG Energy believes that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1998. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers and brokers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that any transition costs it may incur would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

Sale of Water Utility Operations

    On February 16, 1996, PG Energy sold its regulated water operations and certain related assets to Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American Water Works Company, Inc. ("American"), for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PG Energy's liabilities, including $141.0 million of its long-term debt. (See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K).

    The cash proceeds from the sale of approximately $205.4 million, net of $56.7 million of income taxes, were used by PEI and PG Energy to retire debt, to repurchase stock, for construction expenditures and for working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sale of Water Utility Operations" in Item 7 of this Form 10-K).

GAS BUSINESS

    PG Energy and Honesdale (collectively referred to as the "Company") distribute natural gas to an area in northeastern Pennsylvania lying within the Counties of Luzerne, Lackawanna, Lycoming, Wyoming, Northumberland, Wayne, Columbia, Union, Montour, Snyder, Susquehanna, Pike and Clinton, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport. The total estimated population of the Company's natural gas service area, based on the 1990 U.S. Census, is 760,000.

    Number and Type  of  Customers.    At  December  31,  1997,  the Company had
approximately 150,300 natural gas customers, from which it derived total natural
gas revenues of  $190.6  million  during  1997.    The  following  chart shows a
breakdown of the types of customers and the percentages of gas revenues generated by each type of customer in 1997:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                                  [C]                    [C]
       Residential                           90.8%                  66.4%
       Commercial                             9.0                   24.3*
       Industrial                             0.2                    7.8*
       Other Users                              -                    1.5
          Total                             100.0%                 100.0%

    * Includes the 2.7% of total gas revenues derived from interruptible customers.

    During 1997, the Company delivered an estimated total of 48,300,000 MCF of natural gas to its customers, of which 51.2% was sold at normal tariff rates, 47.5% represented gas transported for customers and 1.3% was sold under the Alternate Fuel Rate (as described below).

    The Company sells gas to "firm" customers with the understanding that their supply will not be interrupted except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted at any time under the conditions set forth in their contracts for gas service. In 1997, a total of 5,484,000 MCF of natural gas was sold to interruptible customers, of which 5,042,000 MCF was transported for such customers, which together represented 11.4% of the total deliveries of natural gas to customers during 1997.

    PG Energy's largest natural gas customer accounted for less than 1% of its operating revenues in 1997.

    Transportation and Storage Service. In accordance with current regulations of the PPUC, PG Energy provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. The PPUC has, however, allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to all of its some 3,300 customers effective November 1, 1997. As of February 1, 1998, approximately 1,250 of Honesdale's customers had elected to receive transportation service and to purchase their natural gas supplies from Energy Services, the only marketer currently selling gas to customers served by Honesdale.

    Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, firm transportation customers are offered a "storage service" pursuant to which such customers may have gas delivered during the period from April through October for storage and redelivery during the winter period. The Company also offers firm transportation customers a "standby service" under the terms of which the customer will be supplied with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Set forth below is a summary of gas transported by the Company and the number of customers using transportation service from 1995 to 1997:
[CAPTION]
                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]       [C]            [C]               [C]              [C]
     1997      1,244 (a)      22,584,000           99,000        22,683,000
     1996        503          15,959,000        4,459,000        20,418,000
     1995        480          14,543,000        5,054,000        19,597,000

     (a)  Includes  729  residential  and   commercial  customers  of  Honesdale
          receiving transportation service as of December 31, 1997.

    During 1998, the Company expects to transport approximately 25,676,000 MCF of natural gas.

    The rates charged by the Company for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. Accordingly, the transportation of interstate gas has had no significant adverse effect on earnings. Prior to January 15, 1997, the rates charged for the transportation of Pennsylvania-produced natural gas ("Pennsylvania gas") were lower than those charged for the transportation of interstate gas. As a result, the rates charged for the transportation of Pennsylvania gas yielded considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. However, as of January 15, 1997, in connection with PG Energy's rate increase which was effective on such date (see "-Rates"), the lower rates charged for the transportation of Pennsylvania gas were eliminated and those rates were conformed with the rates charged for the transportation of interstate gas. The elimination of such differential was the primary reason for the dramatic decrease in the volume of Pennsylvania-produced gas transported by the Company in 1997.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG Energy's normal tariff rates, PG Energy is permitted by the PPUC to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG Energy's revenues under the Alternate Fuel Rate amounted to $2.4 million in 1997, $1.8 million in 1996 and $2.0 million in 1995. These revenues reflected the sale of 651,000 MCF, 491,000 MCF and 603,000 MCF in 1997, 1996 and 1995, respectively. It is anticipated that approximately 666,000 MCF will be sold under the Alternate Fuel Rate in 1998. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG Energy and other larger LDCs.

    As of February 1, 1994, PG Energy began to recover the Gas Transition Costs billed by its interstate pipelines through an increase in its PGC rate. As of December 31, 1997, PG Energy had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PG Energy expects. Of this amount, $857,000 was recovered by PG Energy over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PG Energy in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 was recovered by PG Energy in its PGC rate that was effective December 1, 1996.

    The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PG Energy began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.7 million of Non-Gas Transition Costs will be billed to PG Energy, generally over a five-year period extending through January 1, 1999, of which $9.6 million had been billed to PG Energy and $9.5 million had been recovered from its customers as of December 31, 1997. In addition, during 1997 $1.1 million of take-or-pay costs refunded to PG Energy by its suppliers were applied as a reduction of the total Non-Gas Transition Costs recoverable from customers. The remaining balance of Non-Gas Transition Costs, which is presently estimated to be $134,000, is expected to be recovered by PG Energy from its customers during 1998.

    Sources of Supply. The Company purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 21% of the Company's total purchases of natural gas in 1997. Two other suppliers accounted for 20% and 17%, respectively, of the Company's total purchases of natural gas in 1997. No other suppliers accounted for more than 10% the Company's purchases during 1997.

    The purchases of natural gas by the Company during 1997 and by PG Energy during 1996 and 1995 are summarized below:
[CAPTION]
                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF
          [S]                  [C]                            [C]
          1997                 25,831,000                     $3.27
          1996                 27,955,000                     $3.35
          1995                 24,173,000                     $2.62

    The higher average cost for 1996 reflected the increase in the wellhead price of natural gas during much of the year that resulted from the unusually cold weather experienced in the northeastern United States during the winter of 1995/96 and the associated reduction in the volumes of gas held in storage to abnormally low levels in the spring of 1996. The average cost decreased only slightly in 1997 because of market demand and concerns regarding the adequacy of storage levels.

    During 1998, the Company expects to purchase approximately 29,306,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.82 per MCF.

    The Company presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1998, and believes it will be able to obtain sufficient supplies to meet the demands of existing customers beyond October, 1998, and to serve new customers (of which approximately 4,000 are expected to be added in 1998).

    Pipeline Transportation and Storage Entitlements.   Pursuant to the terms of
Order 636, the Company has entered into agreements with its former interstate pipeline suppliers providing for the firm long haul transportation by those pipelines on a daily basis of the following quantities of gas:
[CAPTION]
                                           Daily           Percentage of Total
                   Expiration          Transportation        Transportation
  Pipeline          Date (a)          Entitlement (MCF)        Entitlement
  [S]         [C]                          [C]                   [C]
  Transco     Various through 2015          74,100 (b)            59.8%
  Tennessee   1999 and 2000                 38,894 (c)            31.4
  Columbia    2004                          11,016                 8.8
                                           124,010               100.0%

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and the Company agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b) Includes 3,300 MCF per day that PG Energy can transport during the period December through February pursuant to an agreement with Transco that extends through 2011.

  (c) Includes up to 2,300 MCF per day that Honesdale can transport during the period November through January pursuant to an agreement with Tennessee that extends through November, 2000.

    The Company has also contracted with its former interstate pipeline suppliers and the New York State Electric and Gas Company ("NYSEG") for the following volumes of gas storage and storage withdrawals:

                                                                  Maximum
                         Expiration         Total Storage     Daily Withdrawal
  Pipeline/Party          Date (a)            (MCF) (b)      From Storage (MCF)
  Transco           Various through 2013      6,500,000           131,044
  Tennessee         November 1, 2000          3,800,000            25,885
  Columbia          October 31, 2004          1,100,000            16,036
  NYSEG (c)         March 31, 2002              290,000            29,000
                                             11,690,000           201,965

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and the Company agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b)  Storage is utilized in order to meet peak day and seasonal demands.

  (c)  Storage gas is delivered via Transco.

    Based on its present pipeline transportation and storage entitlements, the Company is entitled to a maximum daily delivery of the following quantities of gas:
[CAPTION]
                Firm Pipeline      Withdrawals
                Transportation     From Storage                     Percentage
  Pipeline          (MCF)             (MCF)        Total (MCF)       of Total
  [S]              [C]               [C]             [C]              [C]
  Transco           74,100 (a)       160,044 (c)     234,144           71.8%
  Tennessee         38,894 (b)        25,885          64,779           19.9
  Columbia          11,016            16,036          27,052            8.3
                   124,010           201,965         325,975          100.0%

  (a) Includes 3,300 MCF that may be transported by PG Energy during the period December through February.

  (b) Includes up to 2,300 MCF that may be transported by Honesdale during the period November through January.

  (c) Includes 29,000 MCF that may be withdrawn under the terms of the storage contract with NYSEG.

    In accordance with the provisions of Order 636, the Company may release to customers and other parties the portions of firm pipeline transportation and storage entitlements which are in excess of its requirements. Such releases may be made upon notice in accordance with the provisions of Order 636 and for a consideration not in excess of the cost of the respective entitlement. Releases may be made for periods ranging from one day to the remaining term of the entitlement.

    Since September 1, 1993, PG Energy has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. Honesdale has also released portions of its firm pipeline transportation capacity since August 1, 1997. During 1997, the average daily capacity so released was 42,296 MCF, and the maximum capacity released on any one day in 1997 was 55,114 MCF. Through December 31, 1997, the Company has not, however, released any storage capacity.

    The Company believes it has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. The Company plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 338,000 MCF, of which 247,000 MCF would be required for customers to whom the Company sells gas and 91,000 MCF would be required for customers for whom the Company provides transportation service. The Company's historic maximum daily sendout is 307,237 MCF, which occurred on January 17, 1997, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was 5 degrees Fahrenheit.

    Capital Expenditures.   Capital  expenditures  totaled  $30.2 million during
1997 and are estimated to be $36.3 million during 1998.

    Regulation. The Company's natural gas utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties, the design, installation, testing, construction, and maintenance of pipeline facilities and various other matters associated with broad regulatory authority.

    In addition to those regulations promulgated by the PPUC, the Company must also comply with federal, state and local regulations relating generally to the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of the Company's gas business. Although it cannot predict the future impact of these regulations, the Company believes that any additional expenditures and costs made necessary by them would be fully recoverable through rates.

    PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a material portion from PG Energy. PG Energy, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PG Energy does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

    The Company's gas distribution and transportation activities are not subject to the Natural Gas Act, as amended.

    Rates. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

    The provisions of the Code require that the tariffs of LDCs be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.

    In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1995, to the gas costs contained in its tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]             [C]
           March 1, 1998          $4.05   $3.95           $ (2,100,000)
           December 1, 1997        4.49    4.05            (12,100,000)
           March 1, 1997           4.18    4.49              8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    FERC Order 636, among other matters, requires that the Company contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities have resulted in increased scrutiny by the PPUC as to the prudence of gas procurement and supply activities. However, to date, the PPUC has permitted the Company to recover its gas supply costs in the rates charged to customers. Additionally, although it cannot be certain, the Company believes that it will be able to continue demonstrating to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in future purchased gas cost rates.

    Tax Surcharge Adjustments. Regulations of the PPUC provide for the Company to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes or pass through any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. Honesdale is currently recovering approximately $20,000 of increased taxes on an annual basis in accordance with these regulations, while no state tax adjustment surcharge is presently being applied to PG Energy's bills for gas service.

WATER BUSINESS

    Prior to the sale of its water operations to Pennsylvania-American on February 16, 1996, PG Energy distributed water to an area lying within the Counties of Lackawanna, Luzerne, Susquehanna and Wayne, which included the Cities of Scranton and Wilkes-Barre and 63 other municipalities. The total estimated population of the water service area, based on the 1990 U.S. Census, was 373,000.

    Number and Type of Customers. At December 31, 1995, PG Energy had approximately 133,400 water customers from which it derived total water revenues of $66.3 million during 1995 and $7.5 million during the period January 1 through February 15, 1996.

    Filtration of Water Supplies. All of PG Energy's water customers were supplied with filtered water (except for several hundred who were supplied with ground water from wells). The filtration of PG Energy's water supplies was performed at ten water treatment plants, located throughout PG Energy's water service area, which had an aggregate daily capacity of 101.1 million gallons.

    Construction Expenditures. PG Energy's construction expenditures for water utility plant totaled $15.3 million in 1995 and $815,000 during the period January 1 through February 15, 1996.

ITEM 2.  PROPERTIES

    Gas. The Company's gas system consists of approximately 2,400 miles of distribution lines, eleven city gate and 80 major regulating stations and miscellaneous related and additional property. The Company believes that its gas utility properties are adequately maintained and in good operating condition in all material respects.

    Most of PG Energy's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures (collectively, the "Indenture") from PG Energy to First Trust of New York, National Association, as Trustee.

    Land. As of February 25, 1998, PG Energy owned approximately 45,000 acres of undeveloped land situated in northeastern Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1997, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Registrant's common stock is owned entirely by PEI and is not traded.

    The cash dividends per share of common stock paid by PG Energy during the years ended December 31, 1997 and 1996 were as follows:
[CAPTION]
                                                  1997              1996
         [S]                                    [C]              [C]
         First quarter                          $      -         $10.2170
         Second quarter                                -                -
         Third quarter                                 -                -
         Fourth quarter                                -                -
           Total                                $      -         $10.2170

    The cash dividends per share for the first quarter of 1996 include $9.0770 with respect to a special $30.0 million dividend in the form of a 10.125% promissory note that was issued by PG Energy to PEI on February 16, 1996, in connection with the sale of PG Energy's water utility operations on such date. The 10.125% promissory note was paid in full by PG Energy on March 8, 1996.

    Information relating to restrictions on the payment of dividends by PG Energy is set forth in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING OF NATURAL GAS INDUSTRY

    PG Energy Inc. ("PG Energy"), a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), are regulated public utilities engaged in the sale and distribution of natural gas. The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

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

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PG Energy, are presently responsible for the procurement of competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the Pennsylvania Public Utility Commission (the "PPUC"), PG Energy currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 560 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 48% of PG Energy's total gas deliveries in 1997, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to all of its some 3,300 customers effective November 1, 1997. As of February 1, 1998, approximately 1,250 of Honesdale's customers had elected to receive transportation service and to purchase their natural gas supplies from PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of PG Energy and the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 147,000 customers. Moreover, as noted below, PG Energy currently believes that Pennsylvania may enact legislation in 1998 requiring that all customers of LDCs have the right, within the next several years, to receive transportation service and to choose the supplier of their natural gas.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, is being phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania are required to unbundle generation charges from the other charges included in their currently bundled rates and customers can contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission and distribution networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    PG Energy believes that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1998. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers and brokers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that any transition costs it may incur would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

DISCONTINUED OPERATIONS

    Pursuant to an Asset  Purchase  Agreement  dated  April 26, 1995, as amended
(the "Agreement"), among PEI, PG Energy, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PG Energy sold substantially all of the assets, properties and rights of PG Energy's water utility operations to Pennsylvania-American on February 16, 1996 (see "Liquidity and Capital Resources
- Sale of Water Utility Operations").

    In accordance with generally accepted accounting principles, the consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to PG
Energy's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in PG Energy's statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1997, 1996 and 1995:

                                                Percentage of Operating Revenues
                                                    Year Ended December 31,
                                                 1997         1996         1995
OPERATING REVENUES...........................    100.0%       100.0%       100.0%
  Cost of gas................................     58.2         55.0         55.3
OPERATING MARGIN.............................     41.8         45.0         44.7

OTHER OPERATING EXPENSES:
  Operation..................................     12.9         15.6         14.7
  Maintenance................................      2.7          3.4          3.2
  Depreciation...............................      4.7          4.7          4.6
  Income taxes...............................      3.9          4.0          3.4
  Taxes other than income taxes..............      6.1          6.9          6.5
    Total operating expenses.................     30.3         34.6         32.4

OPERATING INCOME.............................     11.5         10.4         12.3

OTHER INCOME, NET............................      0.1          0.1          0.2

INTEREST CHARGES.............................     (5.2)        (4.6)        (7.0)

INCOME FROM CONTINUING OPERATIONS............      6.4          5.9          5.5

LOSS WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................        -         (0.2)        (2.5)

NET INCOME...................................      6.4          5.7          3.0

DIVIDENDS ON PREFERRED STOCK(1)..............     (0.7)        (1.1)        (1.8)

EARNINGS APPLICABLE TO COMMON STOCK..........      5.7%         4.6%         1.2%

(1) None of the dividends on preferred stock has been allocated to the discontinued operations.

o  Year Ended December 31, 1997, Compared With Year Ended December 31, 1996

    Operating Revenues. Operating revenues increased $30.0 million (18.7%) from $160.6 million for 1996 to $190.6 million for 1997, primarily as a result of higher levels in PG Energy's gas cost rate and the effect of the rate increase granted PG Energy by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by a 749,000 cubic feet (2.9%) decrease in deliveries to PG Energy's residential and commercial heating customers. There was a decrease of 130 (2.0%) heating degree days from 6,627 (105.3% of normal) during 1996 to 6,497 (103.3% of normal) during 1997. Operating revenues of Honesdale totaling $3.0 million from its February 14, 1997, acquisition date through December 31, 1997, also contributed to the increased operating revenues.

    Cost of Gas. The cost of gas increased $22.6 million (25.6%) from $88.3 million for 1996 to $110.9 million for 1997, primarily because of higher levels in PG Energy's gas cost rate (see "-Rate Matters"). Also contributing to the increase was $2.0 million of gas costs related to Honesdale from its February 14, 1997, acquisition date through December 31, 1997.

    Operating Margin. The operating margin increased $7.4 million (10.2%) from $72.3 million in 1996 to $79.7 million in 1997, primarily because of the aforementioned rate increase granted to PG Energy and $1.0 million of operating margin of Honesdale since its February 14, 1997, acquisition date. As a percentage of operating revenues, the margin decreased from 45.0% in 1996 to 41.8% in 1997, largely as a result of the proportionately higher ratio of cost of gas to operating revenues.

    Other Operating Expenses. Other operating expenses, including depreciation and income taxes, increased $2.1 million (3.8%) from $55.6 million for 1996 to $57.7 million for 1997. As a percentage of operating revenues, total operating expenses decreased from 34.6% during 1996 to 30.3% during 1997, largely as a result of the proportionately greater increase in operating revenues. This increase was primarily the result of a $1.4 million (18.1%) increase in depreciation expense attributable to additions to utility plant and a $629,000 (5.7%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PG Energy and the sales by Honesdale from its acquisition date.

    Income taxes increased $957,000 (15.0%) from $6.4 million in 1996 to $7.3 million in 1997 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income increased by $5.2 million (31.4%) from $16.7 million for 1996 to $22.0 million for 1997, and increased as a percentage of total operating revenues from 10.4% in 1996 to 11.5% in 1997.

    Other Income, Net. Other income, net decreased $43,000 (30.1%) from $143,000 for 1996 to $100,000 for 1997, largely because 1996 included income from the temporary investment of certain proceeds from the sale of PG Energy's regulated water utility operations in February, 1996.

    Interest Charges. Interest charges increased $2.6 million (35.5%) from $7.3 million for 1996 to $9.9 million for 1997. This increase was largely attributable to bank borrowings to finance construction expenditures and for other working capital needs and the reduction in PG Energy's interest expense in 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income From Continuing Operations. Income from continuing operations increased $2.6 million (27.3%) from $9.5 million for 1996 to $12.1 million for 1997. This increase was largely the result of the matters discussed above, principally the increase in operating margin, the effects of which were partially offset by increased operating expenses and interest charges.

    Net Income (Loss). The increase in net income of $3.0 million (32.3%) from $9.2 million for 1996 to $12.1 million for 1997 was the result of the higher income from continuing operations, as discussed above, and the absence of any loss with respect to discontinued operations.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $418,000 (24.2%) from $1.7 million for 1996 to $1.3 for 1997, primarily as a result of the repurchase by PG Energy in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,560 shares of the 4.10% cumulative preferred stock in 1997.

    Earnings (Loss) Applicable to Common Stock. The increase in earnings applicable to common stock of $3.4 million (45.5%) from $7.4 million for 1996 to $10.8 million for 1997, as well as the increase in earnings per share of common stock of $1.80 from $1.69 per share for 1996 (after a $.37 per share charge for premiums on the repurchase of preferred stock) to $3.49 per share for 1997 (including a $.23 per share discount on the repurchase of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. The increase in earnings applicable to common stock also reflected a 8.0% decrease in the weighted average number of shares outstanding as a result of the repurchase by PG Energy of shares of its common stock on February 16, 1996, with proceeds from the sale of its regulated water utility operations.

o   Year Ended December 31, 1996, Compared With Year Ended December 31, 1995

    Operating Revenues. Operating revenues increased $7.8 million (5.1%) from $152.8 million for 1995 to $160.6 million for 1996 primarily as a result of a
1.5 billion cubic feet (6.8%) increase in sales to residential and commercial heating customers. There was a 598 (9.9%) increase in heating degree days from 6,029 (95.8% of normal) during 1995 to 6,627 (105.3% of normal) during 1996.
The effects of the increased sales to heating customers were partially offset by lower levels in PG Energy's gas cost rate. See "-Rate Matters."

    Cost of Gas. The cost of gas increased $3.9 million (4.6%) from $84.4 million for 1995 to $88.3 million for 1996 primarily because of the aforementioned increase in sales to residential and commercial heating customers, the effects of which were partially offset by lower levels in PG Energy's gas cost rate (see "-Rate Matters").

    Operating Margin. The operating margin increased $3.9 million (5.7%) from $68.4 million in 1995 to $72.3 million in 1996, primarily because of the 1.5 billion cubic feet (6.8%) increase in consumption by residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 44.7% in 1995 to 45.0% in 1996.

    Other Operating Expenses. Other operating expenses increased $6.1 million (12.4%) from $49.5 million for 1995 to $55.6 million for 1996, and increased as a percentage of operating revenues from 32.4% during 1995 to 34.6% during 1996. The $6.1 million increase in other operating expenses was attributable to a number of factors, the most significant of which was a $2.6 million (11.7%) increase in operation expenses, primarily as a result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PG Energy's discontinued operations, being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $641,000 (9.2%) increase in depreciation expense attributable to additions to PG Energy's utility plant, as well as a $546,000 (11.0%) increase in maintenance expenses caused by charges relating to the maintenance of gas valves and a $1.1 million (11.2%) increase in taxes other than income taxes as a result of increased gross receipts tax.

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

    Other Income, Net. Other income, net decreased $158,000 (52.5%) from $301,000 for 1995 to $143,000 for 1996, largely as a result of a $548,000 charge relative to the sale and abandonment of PG Energy's interest in certain gas rights and properties in western Pennsylvania.

    Interest Charges. Interest charges decreased by $3.4 million (31.7%) from $10.8 million for 1995 to $7.3 million for 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PG Energy's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

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

    Dividends on Preferred Stock. Dividends on preferred stock decreased $1.0 million (37.4%) from $2.8 million for 1995 to $1.7 million for 1996, primarily as a result of the repurchase by PG Energy in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Earnings Applicable to Common Stock. The increase in earnings applicable to common stock of $5.6 million from $1.9 million for 1995 to $7.4 million for 1996, as well as the increase in earnings per share of common stock of $1.36 from $.33 per share for 1995 to $1.69 per share for 1996 (after a $.37 per share charge for premiums on the repurchase of preferred stock), were the result of higher income from continuing operations and reduced dividends on preferred stock, as discussed above, and the decrease of $.59 per share, from $.69 per share for 1995 to $.10 per share for 1996, in the loss with respect to discontinued operations. The increase in earnings applicable to common stock reflected a 35.3% decrease in the weighted average number of shares outstanding for 1996 resulting from the aforementioned repurchase of common stock on February 16, 1996.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of LDCs be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1995, to the gas costs contained in its tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]             [C]
           March 1, 1998          $4.05   $3.95           $ (2,100,000)
           December 1, 1997        4.49    4.05            (12,100,000)
           March 1, 1997           4.18    4.49              8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Effects of Inflation. When utility property reaches the end of its useful life and must be replaced, PG Energy and Honesdale (collectively referred to as the "Company") will incur replacement costs in amounts that due to the effects of inflation would materially exceed either the original cost or the accrued depreciation of such property as reflected on their books of account. However, the cost of such replacement property would be includable in rate base, and the Company would be entitled to recover depreciation expense and earn a return thereon, to the extent that its investment in such property was prudently incurred and the property is used and useful in furnishing public utility service.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996,  PG  Energy  sold  its  regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PG Energy's liabilities, including $141.0 million of its long-term debt. PEI and PG Energy used the $205.4 million of cash proceeds from the sale, net of $56.7 million of income taxes, to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, PG Energy repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings on February 16, 1996, and PEI and PG Energy temporarily invested the balance of the proceeds. A portion of these proceeds were subsequently used by PG Energy (i) on March 8, 1996, to repay the $30.0 million principal amount of its 10.125% promissory note (the "10.125% Promissory Note") which was issued to PEI as a common stock dividend on February 16, 1996 (proceeds from the repayment of the 10.125% Promissory Note were used by PEI for the defeasance of PEI's 10.125% Senior Notes on September 30, 1996) and (ii) to repurchase 134,359 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.5 million and 20,330 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $1.0 million, largely pursuant to self tender offers conducted during March and April, 1996. Additionally, on June 17, 1996, PG Energy repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

Liquidity

    The primary capital needs of the Company continue to be the funding of its construction program and the seasonal funding of its gas purchases and increases in customer accounts receivable. The Company's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

    The cash flow from the Company's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the Company's practice to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt. Bank borrowings are also used for the seasonal funding of the Company's gas purchases and increases in its customer accounts receivable.

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $69.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $68.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999. Honesdale has a $1.0 million revolving bank line of credit which provides for borrowing at the prime rate (currently 8.50%) and which matures in June, 1998. The Company intends to renew or replace these lines of credit as they expire. As of February 25, 1998, the Company had $15.5 million of borrowings outstanding under these bank lines of credit. In addition, PG Energy can borrow up to $70.0 million from PEI through December 31, 1999 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PG Energy. As of February 25, 1998, PG Energy had approximately $23.5 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy. PG Energy plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

    The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings consummated since the beginning of 1996, exclusive of interim bank borrowings.

    On September 12, 1997, PG Energy borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-quarter of one percent (5.880% as of February 25, 1998). Under the terms of the Term Loan Agreement, PG Energy can choose interest rate periods of one, two, three or six months. PG Energy utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

    On September 30, 1997, PG Energy issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "6.92% Senior Notes"). The proceeds from the issuance of the 6.92% Senior Notes were used by PG Energy to repay $25.0 million of its bank borrowings.

    Under the terms of PEI's Customer Stock Purchase Plan (the "Customer Plan"), which then provided the residential customers of PG Energy with a method of purchasing newly-issued shares of PEI's common stock at a 5% discount from the market price, 176,462 shares ($2.4 million) of PEI's common stock were issued in 1995. PEI used proceeds from the issuance of shares through the Customer Plan to purchase common stock of PG Energy. PG Energy realized $2.4 million from the issuance of common stock to PEI in connection with the Customer Plan during 1995. Effective May 9, 1995, PEI suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. However, based on its currently-anticipated funding requirements and in order to help maintain an appropriate capital structure, PEI reinstated the Customer Plan, effective February 4, 1998. Upon such reinstatement, the Customer Plan was amended to provide the residential customers of all PEI's subsidiaries, including PG Energy and Honesdale, with a method of purchasing newly-issued shares of PEI's common stock at a 5% discount from the market price.

    PG Energy also obtains funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). Effective May 9, 1995, PEI suspended the cash investment feature of the DRP and the 5% discount from the market price on the reinvestment of dividends under the DRP because of the significant reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. The cash investment feature was, however, reinstated effective June 1, 1996. Additionally, from June 14, 1996, through December 31, 1996, PEI temporarily suspended the sale of newly-issued stock to the DRP as a result of the proceeds received from the sale of PG Energy's water utility operations, and during that period the DRP obtained shares of PEI common stock for participants through open market purchases. Effective January 1, 1997, PEI resumed selling newly-issued stock to the DRP. On January 30, 1998, the DRP was amended to reinstate the provision whereby shareholders may reinvest cash dividends and make supplemental cash investments to purchase newly-issued shares of PEI's common stock at a 5% discount from the market price.

    Although PEI resumed selling newly-issued stock to the DRP effective January 1, 1997, PG Energy did not issue any shares of its common stock to PEI in connection with the DRP during 1997 because of the reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. During 1996 and 1995, PG Energy realized $340,000 and $3.3 million, respectively, from the issuance of common stock to PEI in connection with the DRP. However, based on its currently-anticipated funding requirements and in order to help maintain an appropriate capital structure, PG Energy plans to resume selling shares of its common stock to PEI in connection with the DRP during 1998.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $30.2 million, $29.2 million and $21.1 million in 1997, 1996 and 1995, respectively. Such expenditures were financed with internally-generated funds and bank borrowings, and to the extent necessary by the periodic issuance of stock and long-term debt.

    The Company currently estimates that its capital expenditures will total $36.3 million during 1998. Capital expenditures are currently expected to approximate $37.0 million in each of the years 1999 and 2000. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1997, $24.8 million of PG Energy's long-term debt, and $80,000 of PG Energy's preferred stock was required to be repaid within twelve months.

Year 2000

    The Company is currently replacing its financial and customer information systems with purchased software packages. In connection with the installation of these new systems, the primary year 2000 issues will be resolved. The new financial systems are anticipated to be operational in mid-1998 and the new customer information system is anticipated to be operational in early 1999.

    The  Company  has  completed  a  review  of  the  program  coding  of  other significant in-house developed applications and determined that they are presently year 2000 compliant. Additionally, the Company is reviewing its installed base of personal computers to identify non-compliant machines that would be in service at year 2000.

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement, such as the nature of Pennsylvania legislation restructuring the natural gas industry and general economic conditions and uncertainties. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and the reports of independent accountants thereon are presented on pages 25 through 49 of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of PG Energy Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 51 present fairly, in all material respects, the financial position of PG Energy Inc. and its subsidiary at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of PG Energy Inc. for the two years in the period ended December 31, 1996, were audited by other independent accountants whose report dated February 19, 1997, expressed an unqualified opinion on those statements.


PRICE WATERHOUSE LLP


Philadelphia, Pennsylvania
February 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS



To PG Energy Inc.:

We have audited the accompanying balance sheet and statement of capitalization of PG Energy Inc. ("PG Energy"), formerly known as Pennsylvania Gas and Water Company (a Pennsylvania corporation and a wholly-owned subsidiary of
Pennsylvania Enterprises, Inc.) as of December 31, 1996, and the related statements of income, common shareholder's investment, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of PG Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG Energy Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the three-year period ended December 31, 1996 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       ARTHUR ANDERSEN LLP


New York, N.Y.
February 19, 1997

                           PG ENERGY INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                    1997        1996        1995
                                                       (Thousands of Dollars)
OPERATING REVENUES                               $ 190,567   $ 160,594   $ 152,756
  Cost of gas                                      110,905      88,291      84,372
OPERATING MARGIN                                    79,662      72,303      68,384

OTHER OPERATING EXPENSES:
  Operation                                         24,534      25,070      22,438
  Maintenance                                        5,201       5,513       4,967
  Depreciation                                       8,986       7,612       6,971
  Income taxes                                       7,321       6,364       5,168
  Taxes other than income taxes                     11,657      11,028       9,918
    Total other operating expenses                  57,699      55,587      49,462

OPERATING INCOME                                    21,963      16,716      18,922

OTHER INCOME, NET                                      100         143         301

INCOME BEFORE INTEREST CHARGES                      22,063      16,859      19,223

INTEREST CHARGES:
  Interest on long-term debt                         9,481       6,862       9,304
  Other interest                                       700         658       1,543
  Allowance for borrowed funds used
    during construction                               (231)       (177)        (94)
      Total interest charges                         9,950       7,343      10,753

INCOME FROM CONTINUING OPERATIONS                   12,113       9,516       8,470

LOSS WITH RESPECT TO DISCONTINUED
  OPERATIONS (Note 2)                                    -        (363)     (3,834)

NET INCOME                                          12,113       9,153       4,636

DIVIDENDS ON PREFERRED STOCK                         1,312       1,730       2,763

EARNINGS APPLICABLE TO COMMON STOCK              $  10,801   $   7,423   $   1,873

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                        $    3.26   $    2.16   $    1.02
    Discontinued operations                              -        (.10)       (.69)
    Income before discount (premium) on
      repurchase/redemption of preferred stock        3.26        2.06         .33
    Discount (premium) on repurchase/redemption
      of preferred stock                               .23        (.37)          -
    Total                                        $    3.49   $    1.69   $     .33

Weighted average number of shares outstanding    3,314,155   3,601,072   5,569,765



The accompanying notes are an integral part of the consolidated financial statements.

                         PG ENERGY INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                          1997          1996
                                                        (Thousands of Dollars)
ASSETS
UTILITY PLANT:
  At original cost                                      $351,106      $319,205
  Accumulated depreciation                               (88,129)      (79,783)
                                                         262,977       239,422

OTHER PROPERTY AND INVESTMENTS                             4,459         4,894

CURRENT ASSETS:
  Cash and cash equivalents                                  304           690
  Accounts receivable -
    Customers                                             23,551        17,183
    Affiliates, net                                           63            58
    Others                                                   280           565
    Reserve for uncollectible accounts                    (1,168)       (1,140)
  Accrued utility revenues                                11,680        11,830
  Materials and supplies, at average cost                  2,716         2,460
  Gas held by suppliers, at average cost                  21,933        20,265
  Natural gas transition costs collectible                   134         2,525
  Deferred cost of gas and supplier refunds, net           6,182        19,316
  Prepaid expenses and other                               1,633         1,313
                                                          67,308        75,065


DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                            30,592        29,771
    Other                                                  4,415         4,274
  Unamortized debt expense                                 1,164         1,153
  Other                                                      225             -
                                                          36,396        35,198













TOTAL ASSETS                                            $371,140      $354,579



The accompanying notes are an integral part of the consolidated financial statements.

                            PG ENERGY INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                          1997          1996
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see accompanying statements):
  Common shareholder's investment                       $107,425      $ 96,005
  Preferred stock of PG Energy -
    Not subject to mandatory redemption, net              15,864        18,851
    Subject to mandatory redemption                          640           739
  Long-term debt                                         129,500        55,000
                                                         253,429       170,595

CURRENT LIABILITIES:
  Current portion of long-term debt
    Parent                                                     -        31,400
    Other                                                 24,776        38,721
  Preferred stock subject to repurchase or mandatory
    redemption                                                80           115
  Note payable                                             2,170        10,000
  Accounts payable -
    Suppliers                                             14,515        17,831
    Parent                                                   199           348
  Accrued general business and realty taxes                2,797         2,239
  Accrued income taxes                                     4,946        14,559
  Accrued interest                                         1,844         1,936
  Accrued natural gas transition costs                     1,087         2,095
  Other                                                    1,188         3,375
                                                          53,602       122,619


DEFERRED CREDITS:
  Deferred income taxes                                   52,207        49,119
  Unamortized investment tax credits                       4,596         4,767
  Operating reserves                                       2,825         3,086
  Other                                                    4,481         4,393
                                                          64,109        61,365

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)









TOTAL CAPITALIZATION AND LIABILITIES                    $371,140      $354,579



The accompanying notes are an integral part of the consolidated financial statements.

                            PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Year Ended December 31,
                                                      1997       1996       1995
                                                       (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                $  12,113   $   9,516  $  8,470
  Effects of noncash charges to income -
    Depreciation                                       9,034       7,675     7,018
    Deferred income taxes, net                         1,863       1,940      (265)
    Provisions for self insurance                        711       1,042     2,652
    Other, net                                         1,902       1,390     5,190
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues          (5,220)         46    (3,309)
    Gas held by suppliers                             (1,668)     (5,125)    4,885
    Accounts payable                                  (4,425)        215       839
    Deferred cost of gas and supplier refunds, net    14,397     (18,493)    5,715
    Other current assets and liabilities, net          1,526       2,958    (6,622)
  Other operating items, net                          (1,809)     (5,644)    2,675
      Net cash provided by (used for) continuing
        operations                                    28,424      (4,480)   27,248
  Net cash provided by (used for) discontinued
    operations                                       (13,655)    (45,173)    3,764
      Net cash provided by (used for) operating
        activities                                    14,769     (49,653)   31,012

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                         (30,971)    (29,312)  (20,615)
  Proceeds from the sale of discontinued
    operations                                             -     261,752         -
  Acquisition of regulated business                   (2,019)          -         -
  Other, net                                             557       1,078    (4,934)
      Net cash provided by (used for) investing
        activities                                   (32,433)    233,518   (25,549)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                 -         339     5,720
  Repurchase of common stock                               -     (85,008)        -
  Redemption of preferred stock                       (3,121)    (15,670)      (80)
  Dividends on common and preferred stock             (1,312)    (35,498)  (18,032)
  Issuance of long-term debt                          25,000           -    50,000
  Issuance of long-term debt to parent                     -      49,900         -
  Repayment of long-term debt                              -     (50,000)  (53,535)
  Repayment of long-term debt to parent               (7,900)    (18,500)        -
  Net increase (decrease) in bank borrowings           4,053     (27,723)   10,519
  Other, net                                             558      (1,343)      (31)
      Net cash provided by (used for)
        financing activities                          17,278    (183,503)   (5,439)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (386)        362        24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           690         328       304
CASH AND CASH EQUIVALENTS AT END OF YEAR           $     304   $     690  $    328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)           $   9,395   $   7,139  $ 23,802
    Income taxes                                   $  15,548   $  46,483  $  8,694

The accompanying notes are an integral part of the consolidated financial statements.

                              PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                         December 31,
                                                    1997               1996
                                                    (Thousands of Dollars)
COMMON SHAREHOLDER'S INVESTMENT:
  Common stock, no par value
    (stated value $10 per share)
    Authorized - 15,000,000 shares
    Outstanding - 3,314,155 shares               $  33,142          $  33,142
  Additional paid-in capital                        32,677             32,677
  Retained earnings                                 41,606             30,186
     Total common shareholder's investment         107,425    42.4%    96,005    56.3%

PREFERRED STOCK, par value $100 per share
  Authorized - 997,500 shares:
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
         49,110 and 79,670 shares outstanding,
         respectively                                4,911              7,967
      Less current repurchases                           -                (35)
      9% cumulative preferred, 115,641 shares
        outstanding, net of issuance costs          10,953             10,919

    Total preferred stock not subject to
        mandatory redemption, net                   15,864     6.3%    18,851    11.1%

    Subject to mandatory redemption -
      5.75% cumulative preferred, 7,200 and
        8,192 shares outstanding, respectively         720                819
      Less current redemption requirements             (80)               (80)

    Total preferred stock subject to
        mandatory redemption                           640     0.2%       739     0.4%

LONG-TERM DEBT:
  First mortgage bonds                              55,000             55,000
  Notes                                             99,276             70,121
  Less current maturities and sinking
    fund requirements                              (24,776)           (70,121)
     Total long-term debt                          129,500    51,1%    55,000    32.2%

TOTAL CAPITALIZATION                             $ 253,429   100.0% $ 170,595   100.0%









The accompanying notes are an integral part of the consolidated financial statements.



                              PG ENERGY INC. AND SUBSIDIARY

                      STATEMENTS OF COMMON SHAREHOLDER'S INVESTMENT

                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                             Additional
                                    Common    Paid-In      Retained
                                    Stock     Capital      Earnings      Total
                                             (Thousands of Dollars)
Balance at December 31, 1994        54,567       90,201      71,264     216,032

Net income for 1995                      -            -       4,636       4,636
Issuance of common stock             1,458        4,262           -       5,720
Dividends on:
  Preferred stock                        -            -      (2,763)     (2,763)
  Common stock                           -            -     (15,269)    (15,269)

Balance at December 31, 1995        56,025       94,463      57,868     208,356

Net income for 1996                      -            -       9,153       9,153
Issuance of common stock                90          249           -         339
Repurchase of common stock         (22,973)     (62,035)          -     (85,008)
Premium on repurchase of
  preferred stock                        -            -      (1,337)     (1,337)
Dividends on:
  Preferred stock                        -            -      (1,730)     (1,730)
  Common stock                           -            -     (33,768)    (33,768)

Balance at December 31, 1996        33,142       32,677      30,186      96,005

Net income for 1997                      -            -      12,113      12,113
Discount on redemption of
  preferred stock                        -            -         746         746
Dividends on:
  Preferred stock                        -            -      (1,312)     (1,312)
  Common stock                           -            -        (127)       (127)

Balance at December 31, 1997       $33,142   $   32,677    $ 41,606    $107,425














The accompanying notes are an integral part of the consolidated financial statements.

                         PG ENERGY INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. PG Energy Inc. ("PG Energy"), formerly known as Pennsylvania Gas and Water Company, a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and its wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), acquired on February 14, 1997, are regulated public utilities subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. Together PG Energy and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport.

    Principles of Consolidation. The consolidated financial statements include the accounts of PG Energy and Honesdale, beginning February 14, 1997, the date Honesdale was acquired by PG Energy. All material intercompany accounts have been eliminated in consolidation.

    Both PG Energy and Honesdale (collectively referred to as the "Company") are subject to the jurisdiction of the PPUC for rate and accounting purposes. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Restructuring of Natural Gas Industry" in Item 7 of this Form 10-K) which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

    Utility Plant and Depreciation.    Utility  plant  is  stated at cost, which
represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying consolidated statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 8% in 1997, 9% in 1996 and 8% in 1995.

    The Company provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.81% in 1997, 2.60% in 1996 and 2.75% in 1995, respectively.

    When depreciable property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable property, other than in the case of significant involuntary conversions or extraordinary retirements.

    Revenues and Cost of Gas. The Company bills customers monthly based on estimated or actual meter readings on cycles that extend throughout the month. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues.

    The Company generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, the Company defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods. The Company had underrecoveries of gas costs totaling $17.0 million, $29.6 million and $10.4 million as of December 31, 1997, 1996 and 1995, respectively.

    Deferred Charges (Regulatory Assets). The Company generally accounts for and reports costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in the opinion of the Company, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, the following deferred charges are included as "Other" regulatory assets as of December 31, 1997 and 1996:
[CAPTION]
                                                   1997              1996
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Computer software costs                      $ 1,945           $ 1,293
    Early retirement plan charges                    618               664
    Low income usage reduction program               432               492
    Rate case expense                                356               588
    Extraordinary charges due to flooding            348               426
    Customer assistance program                      181               219
    Other postretirement benefits                    174                 -
    Corrosion control costs                           46               194
    Other                                            315               398

      Total                                      $ 4,415           $ 4,274

    The Company also records, as deferred charges, the direct financing costs incurred in connection with the issuance of long-term debt and equitably amortizes such amounts over the life of the securities.

    Cash and Cash Equivalents. For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased, which generally have a maturity of three months or less, to be cash equivalents. Such instruments are carried at cost, which approximates market value.

    Income Taxes. The Company provides for deferred taxes in accordance with the provisions of FASB Statement 109. The components of the net deferred income tax liability relative to continuing operations as of December 31, 1997 and 1996, are shown below:
[CAPTION]
                                                   1997              1996
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Utility plant basis differences              $55,497           $53,132
    FERC Order 636 transition costs                 (394)              181
    Postretirement benefits                         (700)             (726)
    Take-or-pay costs, net                             -              (467)
    Operating reserves                            (1,181)           (1,406)
    Other                                         (1,015)           (1,595)

        Net deferred income tax liability        $52,207           $49,119

    The provision for income taxes relative to continuing operations consists of the following components:
[CAPTION]
                                                  1997       1996       1995
                                                    (Thousands of Dollars)
    [S]                                          [C]         [C]       [C]
    Included in operating expenses:
      Currently payable -
        Federal                                  $ 4,196    $ 3,235    $ 4,457
        State                                      1,357      1,361      1,169
          Total currently payable                  5,553      4,596      5,626
      Deferred, net -
        Federal                                    1,844      2,059        198
        State                                         96       (119)      (463)
          Total deferred, net                      1,940      1,940       (265)
      Amortization of investment tax credits        (172)      (172)      (193)
          Total included in operating expenses     7,321      6,364      5,168

    Included in other income, net:
      Currently payable -
        Federal                                       33        (59)       135
        State                                         11        (19)        43
          Total currently payable                     44        (78)       178
      Deferred, net -
        Federal                                        -          -          -
        State                                          -          -          -
          Total deferred, net                          -          -          -
          Total included in other income, net         44        (78)       178

          Total provision for income taxes       $ 7,365    $ 6,286    $ 5,346

    The total provision for income taxes relative to continuing operations shown in the accompanying consolidated statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to
income before income taxes.   The  following  table summarizes the major reasons
for this difference:
[CAPTION]
                                                   1997       1996       1995
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Income before income taxes                   $19,478    $15,802    $13,816
    Tax expense at statutory federal
      income tax rate                            $ 6,817    $ 5,531    $ 4,836
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit                 952        795        487
        Amortization of investment tax
          credits                                   (172)      (172)      (193)
        Other, net                                  (232)       132        216

      Total provision for income taxes           $ 7,365    $ 6,286    $ 5,346

    Earnings Per Share. In February, 1997, FASB Statement 128, "Earnings Per Share" was issued. The provisions of this statement, which the Company adopted in 1997, simplify the computation of earnings per share. The adoption of FASB Statement 128 did not have an impact on the Company since it has a basic capital structure and has not issued any stock options or warrants.

    Reporting Comprehensive Income. In June, 1997, FASB Statement 130 "Reporting Comprehensive Income", was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and display of comprehensive income and its components in financial statements. The reporting provisions of FASB Statement 130, which the Company will adopt in 1998, are not expected to have a material impact on the reported results of operations of the Company.

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset  Purchase  Agreement  dated  April 26, 1995, as amended
(the "Agreement"), among PEI, PG Energy, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PG Energy sold substantially all of the assets, properties and rights of PG Energy's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PG Energy $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PG Energy's liabilities, including $141.0 million of its long-term debt. PG Energy continued to operate the water utility business until February 16, 1996. The cash proceeds from the sale of approximately $205.4 million, net of $56.7 million of income taxes, were used by PEI and PG Energy to retire debt, to repurchase stock (see Note 4 of these Notes to Consolidated Financial Statements), for construction expenditures and for other working capital purposes.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996).

    The accompanying consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PG Energy were allocated through the date of disposition to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PG Energy's gross gas and water utility plant. This is the same method as was utilized by PG Energy and the PPUC in establishing the revenue requirements of both PG Energy's gas and water utility operations. None of the dividends on PG Energy's preferred stock nor any of PEI's interest expense were allocated to the discontinued operations.

    Selected financial information for the discontinued operations for the year ended December 31, 1995, is set forth below:
[CAPTION]
                     Income From Discontinued Operations*
                           (Thousands of Dollars)
[S]                                                           [C]
Operating revenues                                            $ 15,640
Operating expenses, excluding income taxes                       8,875
Operating income before income taxes                             6,765
Income taxes                                                     1,403
Operating income                                                 5,362
Other income                                                         9
Allocated interest charges                                      (3,244)

Income from discontinued operations                           $  2,127

                 Net Cash Provided by Discontinued Operations*
                           (Thousands of Dollars)

Income from discontinued operations                           $  2,127
Noncash charges (credits) to income:
    Depreciation                                                 1,946
    Deferred treatment plant costs, net                            145
    Deferred income taxes                                          447
Changes in working capital, exclusive
  of long-term debt                                              1,648
Additions to utility plant                                      (2,276)
Net increase (decrease) in long-term debt                        1,010
Other, net                                                      (1,283)

Net cash provided by discontinued operations                  $  3,764

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PG Energy's water utility operations for financial statement purposes.

(3)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1995, to the gas costs contained in its tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]             [C]
           December 1, 1997       $4.49   $4.05           $(12,100,000)
           March 1, 1997           4.18    4.49              8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") were subject to recovery through the annual PGC rate filings made with the PPUC by PG Energy and other LDCs. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") were not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs were subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PG Energy was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $857,000 was recovered by PG Energy over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PG Energy in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 was recovered by PG Energy in its PGC rate that was effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PG Energy began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.7 million of Non-Gas Transition Costs will be billed to PG Energy, generally over a six-year period extending through January 1, 1999, of which $9.6 million had been billed to PG Energy and $9.5 million had been recovered from its customers as of December 31,

1997. In addition, during 1997 $1.1 million of take-or-pay costs refunded to PG Energy by its suppliers were applied as a reduction of the total Non-Gas Transition Costs recoverable from customers. The remaining balance of Non-Gas Transition Costs, which is presently estimated to be $134,000, is expected to be recovered by PG Energy during 1998.

(4)  COMMON STOCK

    On July 28, 1994, PEI implemented a Customer Stock Purchase Plan (the "Customer Plan") which provided the residential customers of PG Energy with a method of purchasing newly-issued shares of PEI's common stock at a 5% discount from the market price. PEI used proceeds from the issuance of shares through the Customer Plan to purchase common stock of PG Energy. PG Energy realized $2.4 million from the issuance of common stock to PEI in connection with the Customer Plan during 1995. Effective May 9, 1995, PEI suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale.

    PG Energy also obtains funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). Effective May 9, 1995, PEI suspended the cash investment feature of the DRP and the 5% discount from the market price on the reinvestment of dividends under the DRP because of the significant reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. The cash investment feature was, however, reinstated effective June 1, 1996. Additionally, from June 14, 1996, through December 31, 1996, PEI temporarily suspended the sale of newly-issued stock to the DRP as a result of the proceeds received from the sale of PG Energy's water utility operations, and during that period the DRP obtained shares of PEI common stock for participants through open market purchases. Effective January 1, 1997, PEI resumed selling newly-issued stock to the DRP.

    Although PEI resumed selling newly-issued stock to the DRP effective January 1, 1997, PG Energy did not issue any shares of its common stock to PEI in connection with the DRP during 1997 because of the reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. During 1996 and 1995, PG Energy realized $340,000 and $3.3 million, respectively, from the issuance of common stock to PEI in connection with the DRP.

    On February 16, 1996, PG Energy repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, with a portion of the proceeds from the sale of its water utility operations to Pennsylvania-American.

(5)  PREFERRED STOCK

    Preferred Stock of PG Energy Subject to Mandatory Redemption. The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PG Energy and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PG Energy may already have purchased during the year at a per share price of not more than $100. During 1997 and 1996, PG Energy repurchased 992 and 9,408 shares, respectively, of its 5.75% cumulative preferred stock (including 800 shares redeemed in each of the years in accordance with annual sinking fund provisions) for an aggregate consideration of $99,000 in 1997 and $838,000 in 1996. Eight hundred such shares were acquired and cancelled by PG Energy in the year ended December 31, 1995, for an aggregate purchase price of $80,000.

    As of December 31, 1997, the sinking fund requirements relative to PG Energy's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 1998 through 2002. At PG Energy's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($734,400 in the aggregate).

    Preferred Stock of PG Energy Not Subject to Mandatory Redemption. During the year ended December 31, 1996, PG Energy repurchased 134,359 shares of its 9% cumulative preferred stock, $100 par value, for an aggregate consideration of $14.5 million, largely pursuant to a self tender offer conducted during March and April, 1996. The 9% cumulative preferred stock is redeemable at the option of PG Energy, in whole or in part, upon not less than 30 days' notice, at $100 per share plus accrued dividends to the date of redemption and at a premium of $8 per share if redeemed on or before September 14, 1998, and a premium of $4 per share if redeemed from September 15, 1998, to September 14, 1999.

    During the year ended December 31, 1996, PG Energy repurchased 20,330 shares of its 4.10% cumulative preferred stock, $100 par value, for an aggregate consideration of $1.0 million, largely pursuant to a self tender offer conducted during March and April, 1996. During the year ended December 31, 1997, PG Energy repurchased 30,560 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $2.1 million, largely pursuant to a self tender offer conducted during April and May, 1997. At PG Energy's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $5,181,105.

    Dividend Information. The dividends on the preferred stock of PG Energy in each of the three years in the period ended December 31, 1997, were as follows:
[CAPTION]
         Series                        1997         1996         1995
                                           (Thousands of Dollars)
          [S]                         [C]          [C]          [C]
          4.10%                       $  228       $  348       $  410
          5.75%                           44           72          103
          9.00%                        1,040        1,310        2,250

           Total                      $1,312       $1,730       $2,763

    Dividends on all series of PG Energy's preferred stock are cumulative and PG Energy may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(6)  LONG-TERM DEBT

    Long-term debt consisted of the following components at December 31, 1997 and 1996:

                                                          1997          1996
                                                        (Thousands of Dollars)
    First mortgage bonds -
       8.375% Series, due 2002                          $ 30,000      $ 30,000
       9.23 % Series, due 1999                            10,000        10,000
       9.34 % Series, due 2019                            15,000        15,000
                                                          55,000        55,000
    Notes -
      6.92% Senior Notes, due 2004                        25,000             -
      Term loan, due 2002                                 25,000             -
      Bank borrowings, at weighted average interest
        rates of 6.11% and 6.18%, respectively (Note 8)   25,776        38,721
      Note payable to PEI                                 23,500        31,400
                                                          99,276        70,121
    Less current maturities and sinking
      fund requirements                                  (24,776)      (70,121)
      Total long-term debt                              $129,500      $ 55,000

    On September 12, 1997, PG Energy borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at London Interbank Offered Rates ("LIBOR") plus one-quarter of one percent. Under the terms of the Term Loan Agreement, PG Energy can choose interest rate periods of one, two, three or six months. PG Energy utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

    On September 30, 1997, PG Energy issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "6.92% Senior Notes"). The proceeds from the issuance of the 6.92% Senior Notes were used by PG Energy to repay $25.0 million of its bank borrowings.

    PG Energy can borrow up to $70.0 million from PEI through December 31, 1999, at interest rates generally less than prime, to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PG Energy. As of December 31, 1997 and 1996, PG Energy had $23.5 million and $31.4 million, respectively, outstanding under its borrowing arrangement with PEI. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

    Maturities and Sinking Fund  Requirements.    As  of  December 31, 1997, the
aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:
[CAPTION]
                           Year              Amount
                           [S]            [C]
                           1998           $ 24,776,000 (a)
                           1999           $ 34,500,000 (b)
                           2000           $          -
                           2001           $          -
                           2002           $ 55,000,000 (c)

    (a) Represents the $24.8 million of PG Energy bank borrowings outstanding as of December 31, 1997.

    (b) Includes PG Energy's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999, and $23.5 million of borrowings payable to PEI.

    (c) Represents the $25.0 million of borrowings outstanding as of December 31, 1997, under PG Energy's Term Loan Agreement due August 14, 2002, and PG Energy's 8.375% Series First Mortgage Bonds in the principal amount of $30.0 million due December 1, 2002.

(7)  DIVIDEND RESTRICTIONS

    The preferred stock provisions of PG Energy's Restated Articles of Incorporation and certain of the agreements under which PG Energy has issued long-term debt provide for certain dividend restrictions. As of December 31, 1997, $5,416,000 of the consolidated retained earnings of the Company were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(8)  BANK NOTES PAYABLE

    The Company currently has arrangements for eight revolving bank lines of credit with an aggregate borrowing capacity of $69.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999.

    Because of limitations imposed by the terms of PG Energy's preferred stock, PG Energy is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG Energy had $2.0 million due on demand or within one year from issuance outstanding as of December 31, 1997.

    Information relating to the Company's bank lines of credit and borrowings under those lines of credit is set forth below:

                                                         As of December 31,
                                                     1997       1996       1995
                                                         (Thousands of Dollars)
     Borrowings under lines of credit
       Short-term                                  $  2,170   $ 10,000   $ 10,000
       Long-term                                     25,776     38,721     65,801
                                                   $ 27,946   $ 48,721   $ 75,801

     Unused lines of credit
       Short-term                                  $  5,830   $      -   $      -
       Long-term                                     35,724     16,779      4,699
                                                   $ 41,554   $ 16,779   $  4,699

     Total lines of credit
       Prime rate                                  $  1,000   $      -   $      -
       Less than prime rate                          68,500     65,500     80,500
                                                   $ 69,500   $ 65,500   $ 80,500

     Short-term bank borrowings
       Maximum amount outstanding                  $ 10,000   $ 10,000   $ 10,000
       Daily average amount outstanding            $  3,740   $  1,392   $  2,581
       Weighted daily average interest rate          6.343%     6.241%     6.513%
       Weighted average interest rate at year-end    6.536%     6.206%     6.334%
       Range of interest rates                       5.800-     5.875-     6.290-
                                                     8.500%     6.438%     6.660%

(9)  POSTEMPLOYMENT BENEFITS

    Pension Benefits. Substantially all employees of the Company, except those of Honesdale, are covered by PEI's trusteed, noncontributory, defined benefit pension plan. Pension benefits are based on years of service and average final salary. The Company's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants.

    Under the terms of the agreement regarding the sale of PG Energy's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated benefit obligations relating to employees of PG Energy who accepted employment with Pennsylvania-American (the "Transferred Employees"). In this regard, plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees, with interest from February 16, 1996, were transferred to the American pension plan in June, 1996. As a result of this and other actions, the Company recognized, as of December 31, 1995, an estimated settlement loss of $200,000 ($117,000 net of the related income tax benefit) and curtailment gain of $2.7 million ($1.6 million net of related income taxes) in its determination of the estimated loss on the disposal of PG Energy's water utility operations.

    In December, 1995, the Company offered an Early Retirement Plan (the "1995 ERP") to its employees who would be 59 years of age or older and had a minimum of five years of service as of December 31, 1995. Of the 63 eligible employees, 50 elected to accept this offer and retired as of December 31, 1995, resulting in the recording, as of December 31, 1995, of an additional pension liability of $1.6 million reflecting the increased costs associated with the 1995 ERP. Such amount was charged to the estimated loss on the disposal of PG Energy's water utility operations.

    In January, 1998, as part of its cost reduction efforts, the Company offered an Early Retirement Plan (the "1998 ERP") to its 41 active employees who are or will be at least age 59 on or before March 31, 1998, and have a minimum of five years of service on or before February 28, 1998. A total of 27 employees elected to accept this offer and retire as of March 1, 1998. The Company is not presently able to estimate the related termination benefits expected to be paid as a result of the 1998 ERP. However, in accordance with FASB Statement 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company will record, as of March 1, 1998, an additional pension liability not expected to exceed $1.4 million. This liability will reflect the increased costs associated with the 1998 ERP. Since this liability will be offset by an asset representing the probable future rate recovery of such liability, the provisions of FASB Statement 88 are not expected to have a significant effect on the Company's results of operations.

    Net pension costs relative to continuing operations, including amounts capitalized, were a credit of $247,000 in 1997 and costs of $385,000 and
$353,000  in  1996  and  1995,  respectively.    The  following  items  were the
components of such net pension costs:
[CAPTION]
                                                 1997        1996        1995
                                                    (Thousands of Dollars)
    [S]                                        [C]         [C]         [C]
    Present value of benefits earned
      during the year                          $    622    $    799    $    430
    Interest cost on projected benefit
      obligations                                 2,697       2,731       1,459
    Return on plan assets                        (7,231)     (5,875)     (1,502)
    Net amortization and deferral                  (122)        (79)        (34)
    Deferral of investment gain                   3,787       2,809           -
        Net pension cost                       $   (247)   $    385    $    353

    The funded status of the plan as of December 31, 1997 and 1996, was as follows:

                                                             1997        1996
                                                          (Thousands of Dollars)
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 32,843    $ 28,613
          Nonvested                                              15          21
            Total                                            32,858      28,634
        Provision for future salary increases                 9,526       6,933
        Projected benefit obligations                        42,384      35,567
    Approximate market value of plan assets,
      primarily invested in equities and bonds               45,106      39,000
    Plan assets in excess of projected benefit
      obligations                                             2,722       3,433
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over 20 years         (1,724)     (1,939)
    Unrecognized prior service costs                          4,138       2,258
    Unrecognized net gain                                    (4,315)     (4,259)

    Prepaid (accrued) pension cost at year-end             $    821    $   (507)





    The assumptions used in determining pension obligations were:
[CAPTION]
                                                 1997       1996       1995
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.00 %     7.75 %     7.00 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.00 %     5.00 %

    Other Postretirement Benefits. In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees. All of the Company's employees, except those of Honesdale, may become eligible for those benefits if they reach retirement age while working for the Company. The Company records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

    Under the terms of the agreement regarding the sale of PG Energy's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the Company's obligation to provide retiree health care and life insurance benefits to the Transferred Employees, as well as 45% of PG Energy's retired employees as of that date. In this regard, plan assets in an amount proportional to the actuarial present value of accumulated plan benefits relative to the Transferred Employees and 45% of the retired employees as of February 16, 1996, were transferred to trusts established by Pennsylvania-
American in 1997. As a result of the transfer, early retirement and displacement of employees, the Company recognized an estimated settlement and curtailment loss of $385,000 ($225,000 net of the related income tax benefit) as part of the loss on the disposal of PG Energy's water utility operations.

    In conjunction with the 1995 ERP offered by the Company to certain of its employees, PG Energy recorded, as of December 31, 1995, an additional liability of $805,000, ($471,000 net of the related income tax benefit) reflecting the cost of future health care benefits required to be recognized in conjunction with the 1995 ERP. Such amount was charged to the estimated loss on disposal of PG Energy's water utility operations.

    The Company is not presently able to estimate the cost of the related future health care benefits required to be recognized as a result of the 1998 ERP.
However, in accordance with FASB Statement 88 the Company will record, as of March 1, 1998, an additional other postretirement benefit liability not expected to exceed $600,000. This liability will reflect the increased costs resulting from the 1998 ERP. Since this liability will be offset by an asset representing the probable future rate recovery of such liability, the provisions of FASB Statement 88 are not expected to have a significant effect on the Company's results of operations.

    The following items were the components of the net cost of postretirement benefits other than pensions relative to continuing operations for the years 1997, 1996 and 1995:
[CAPTION]
                                                   1997       1996       1995
                                                     (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Present value of benefits earned during
      the year                                   $    282   $    253   $    127
    Interest cost on accumulated benefit
      obligation                                      673        506        577
    Return on plan assets                              23          -        (69)
    Net amortization and deferral                     278        314        391

    Net cost of postretirement benefits other
      than pensions                                 1,256      1,073      1,026
    Less disbursements for benefits                  (669)      (501)      (555)

    Increase in liability for postretirement
      benefits other than pensions               $    587   $    572   $    471

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of December 31, 1997 and 1996, follow:
[CAPTION]
                                                        1997       1996
                                                    (Thousands of Dollars)
    [S]                                               [C]        [C]
    Accumulated benefit obligation:
      Retirees                                        $  5,682   $  4,359
      Fully eligible active employees                    1,722      1,033
      Other active employees                             2,307      1,552
                                                         9,711      6,944
    Plan assets at fair value                              580        169
    Accumulated benefit obligation
      in excess of plan assets                           9,131      6,775
    Unrecognized transition obligation
      being amortized over 20 years                     (4,708)    (5,022)
    Unrecognized net gain (loss)                        (1,390)     1,116

    Accrued liability for postretirement
      benefits other than pensions                    $  3,033   $  2,869

    The assumptions used in determining other postretirement benefit obligations were:
[CAPTION]
                                                 1997       1996       1995
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.00 %     7.75 %     7.00 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.00 %     5.00 %

    It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 8% in 1998 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1998, by approximately $493,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1997 by approximately $58,000.

    Effective with its January 15, 1997, base rate increase (see Note 3 of these Notes to Consolidated Financial Statements), PG Energy began funding and recovering in rates its accumulated benefit obligations with respect to other postretirement benefits. In this regard, the PPUC Order adopted December 19, 1996, specified that any excess or deficiency in other postretirement benefit costs over the amount of such costs included in rates be deferred and included in PG Energy's next rate filing. As of December 31, 1997, $174,000 of such costs relative to the year 1997 had been so deferred. In addition, $442,000 ($259,000 net of related income taxes) and $441,000 ($258,000 net of related income taxes) of additional cost incurred in 1996 and 1995, respectively, as a result of the adoption of the provisions of FASB Statement 106 were expensed without any adjustment being made to PG Energy's gas rates.

(10)  CAPITAL EXPENDITURES

    The Company estimates the cost of its 1998 capital expenditure program will be $36.3 million. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and, to the extent necessary, by the periodic issuance of stock and long-term debt.

(11)  COMMITMENTS AND CONTINGENCIES

    Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a material portion from PG Energy. PG Energy, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PG Energy does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  o Long-term debt. The fair value of long-term debt has been estimated based on the quoted market price as of the respective dates for the portion of such debt which is publicly traded and, with respect to the portion of such debt which is not publicly traded, on the estimated borrowing rate as of the respective dates for long-term debt of comparable credit quality with similar terms and maturities.

  o Preferred stock subject to mandatory redemption. The fair value of PG Energy's preferred stock subject to mandatory redemption has been estimated based on the market value as of the respective dates for preferred stock of comparable credit quality with similar terms and maturities.

    The carrying amounts and estimated fair values of financial instruments at December 31, 1997 and 1996, were as follows:
[CAPTION]
                                               1997                 1996
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Long-term debt (including current
  portion)                              $130,776 $  136,914  $ 93,721 $   99,222
Preferred stock subject to
  mandatory redemption (including
  current portion)                           720        734       819        836

    The Company believes that the regulatory treatment of any excess or deficiency of fair value relative to the carrying amounts of these items, if such items were settled at amounts approximating those above, would dictate that these amounts be used to increase or reduce its rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on the financial position or the results of operations of the Company.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]
                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1997       1997        1997           1997
                                (Thousands of Dollars, Except Per Share Amounts)
[S]                             [C]        [C]       [C]            [C]
Operating revenues              $  79,939  $ 33,229  $      16,276  $     61,123
Operating income                   10,864     2,104           (484)        9,479
Income (loss) from continuing
  operations                        8,421      (622)        (3,195)        6,197
Net income (loss)               $   8,421  $   (622) $      (3,195) $      6,197

Earnings (loss) per share
  of common stock:
 Continuing operations          $    2.54  $   (.19) $        (.96) $       1.87
 Discount (premium) on
   repurchase/redemption
   of preferred stock                   -       .24           (.01)            -
 Earnings (loss) per share of
   common stock                 $    2.54  $    .05  $        (.97) $       1.87

[CAPTION]
                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1996       1996        1996           1996
                                (Thousands of Dollars, Except Per Share Amounts)
[S]                             [C]        [C]       [C]            [C]
Operating revenues              $  69,415  $ 25,457  $      13,998  $     51,724
Operating income (loss)            10,033       803           (659)        6,539
Income (loss) from continuing
  operations                        7,485      (757)        (2,690)        3,748
Loss with respect to
  discontinued operations            (365)      (21)             -            23
Net income (loss)               $   7,120  $   (778) $      (2,690) $      3,771

Earnings (loss) per share
  of common stock: (a)
 Continuing operations          $    1.67  $   (.23) $        (.81) $       1.13
 Discontinued operations             (.08)     (.01)             -           .01
 Net income (loss) before
   discount (premium) on
   repurchase/redemption of
   preferred stock                   1.59      (.24)          (.81)         1.14
 Discount (premium) on
   repurchase/redemption of
   preferred stock                      -      (.39)          (.03)          .01
 Earnings (loss) per share of
   common stock (a)             $    1.59  $   (.63) $        (.84) $       1.15



(a) The total of the earnings per share for the quarters does not equal the earnings per share for the year, as shown elsewhere in the consolidated financial statements and supplementary data of this report, as a result of PG Energy's repurchase of shares of common stock during 1996.

    Because of the seasonal nature of the Company's gas heating business, there are substantial variations in operations reported on a quarterly basis.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    In its Form 8-K dated May 22, 1997, the Company reported a "Change in Registrant's Certifying Accountant" for its fiscal year beginning January 1, 1997. Because the Form 8-K dated May 22, 1997, did not include a reported disagreement on any matter of accounting principles or practices or financial statement disclosure, no disclosure pursuant to Item 304 of Regulation S-K of the Commission's Rules and Regulations is required in Item 9.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
             The following consolidated financial statements, notes to consolidated financial statements and reports of independent accountants for PG Energy and its subsidiary are presented in Item 8 of this Form 10-K.
                                                                            Page

           Report of Independent Accountants on the Consolidated
             Financial Statements as of December 31, 1997 . . . . . . . .    25

           Report of Independent Accountants on the Financial
             Statements as of December 31, 1996 . . . . . . . . . . . . .    26

           Consolidated Statements of Income for each of the three years
             in the period ended December 31, 1997. . . . . . . . . . . .    27

           Consolidated Balance Sheets as of December 31, 1997 and 1996 .    28

           Consolidated Statements of Cash Flows for each of the three
             years in the period ended December 31, 1997. . . . . . . . .    30

           Consolidated Statements of Capitalization as of December 31,
             1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . .    31

           Consolidated Statements of Common Shareholder's Investment
             for each of the three years in the period ended December
             31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .    32

           Notes to Consolidated Financial Statements . . . . . . . . . .    33

     2.  Financial Statement Schedules
             The following consolidated financial statement schedule for PG Energy and its subsidiary is filed as a part of this Form 10-K.
         Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           Schedule Number                                                  Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1997 . . . . . . . . . . . . .  54

     3.  Exhibits
             See "Index to Exhibits" located on page 56 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued
(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1997.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1997.

     Exhibit

     10-27 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG Energy's Annual Report on
            Form 10-K for 1989, File No. 1-3490.

     10-28  First Amendment to Form of Change  in Control Agreement, dated as of
            May 24, 1995, between PEI  and  certain  of its Officers -- filed as
            Exhibit 10-29 to PEI's Annual Report on Form 10-K for 1995, File No.
            0-7812.

     10-29 Agreement, dated as of March 15, 1991, by and between PEI, PG Energy and Robert L. Jones -- filed as Exhibit No. 10-38 to PG Energy's
            Annual Report on Form 10-K for 1990, File No. 1-3490.

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

     10-34  Form of Stock Option Agreement,  dated  as of June 20, 1997, between
            PEI and certain of its  Officers  --  filed as Exhibit 10-1 to PEI's
            Quarterly Report on Form  10-Q  for  the quarter ended September 30,
            1997, File No. 0-7812.

     10-35  Form of Stock Option Agreement,  dated  as of June 20, 1997, between
            PEI and certain of  its  non-employee  directors -- filed as Exhibit
            10-2 to PEI's Quarterly Report  on  Form  10-Q for the quarter ended
            September 30, 1997, File No. 0-7812.

     10-36  Pennsylvania Enterprises, Inc.  Stock  Incentive Plan, effective May
            14, 1997 --  filed  as  Exhibit  A  to  PEI's  1997 definitive Proxy
            Statement, File No. 0-7812.



     Exhibit

     10-37 Employment Agreement dated as of June 26, 1996, by and among PEI, PG Energy and Kenneth L. Pollock -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

     10-38 Employment Agreement dated as of August 28, 1996, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

     10-39 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

     10-40 First Amendment to the Director Deferred Compensation Plan, Amended and Restated as of November 19, 1997 -- filed as Exhibit 10-40 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

     10-41 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to PEI's 1995 definitive Proxy Statement, File No. 0-7812.

     10-42 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as
            Exhibit 10-42 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.

Schedule II

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         PG ENERGY INC.
                                                         (Registrant)
Date:     March 5, 1998                  By:         /s/ Thomas F. Karam
                                                         Thomas F. Karam
                                            President and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:     March 5, 1998                  By:        /s/ John F. Kell, Jr.
                                                        John F. Kell, Jr.
                                             Vice President, Financial Services
                                                 (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date


   /s/ Kenneth L. Pollock          Chairman of the Board of       March 5, 1998
       Kenneth L. Pollock           Directors

   /s/ William D. Davis            Vice Chairman of the Board     March 5, 1998
       William D. Davis             of Directors

   /s/ Thomas F. Karam             Director, President and        March 5, 1998
       Thomas F. Karam              Chief Executive Officer

  /s/ Paul R. Freeman                     Director                March 5, 1998
      Paul R. Freeman

   /s/ Robert J. Keating                  Director                March 5, 1998
       Robert J. Keating

   /s/ John D. McCarthy                   Director                March 5, 1998
       John D. McCarthy

  /s/ John D. McCarthy, Jr.               Director                March 5, 1998
      John D. McCarthy, Jr.

  /s/ Kenneth M. Pollock                  Director                March 5, 1998
      Kenneth M. Pollock

  /s/ Richard A. Rose, Jr.                Director                March 5, 1998
      Richard A. Rose, Jr.

   /s/ James A. Ross                      Director                March 5, 1998
       James A. Ross

   /s/ Ronald W. Simms                    Director                March 5, 1998
       Ronald W. Simms


                                INDEX TO EXHIBITS
Exhibit
Number

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

 2-1 Asset Purchase Agreement dated as of April 26, 1995, among PEI, PG Energy, American Water Works Company, Inc., and Pennsylvania-American Water Company -- filed as Exhibit 2-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

(3) Articles of Incorporation and By-Laws:

 3-1 Restated Articles of Incorporation -- filed as Exhibit 3-1 to PG Energy's Annual Report on Form 10-K for 1995, File No. 1-3490.

 3-2 By-Laws of PG Energy, as amended and restated -- filed as Exhibit 3-2 to PG Energy's Annual Report on Form 10-K for 1995, File No. 1-3490.

(4) Instruments Defining the Rights of Security Holders, Including Debentures:

 4-1 Indenture of Mortgage and Deed of Trust, dated as of March 15, 1946, between Scranton-Spring Brook Water Service Company (now PG Energy) and First Trust of New York, National Association, as Successor Trustee to Morgan Guaranty Trust Company of New York -- filed as
            Exhibit 2(c) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-2 Fourth Supplemental Indenture, dated as of March 15, 1952 -- filed as Exhibit 2(d) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-3        Ninth Supplemental Indenture, dated as of March 15, 1957 -- filed as
            Exhibit 2(e) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-4 Tenth Supplemental Indenture, dated as of September 1, 1958 -- filed as Exhibit 2(f) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-5 Twelfth Supplemental Indenture, dated as of July 15, 1960 -- filed as Exhibit 2(g) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-6 Fourteenth Supplemental Indenture, dated as of December 15, 1961 -- filed as Exhibit 2(h) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-7 Fifteenth Supplemental Indenture, dated as of December 15, 1963 -- filed as Exhibit 2(i) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-8 Sixteenth Supplemental Indenture, dated as of June 15, 1966 -- filed as Exhibit 2(j) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-9 Seventeenth Supplemental Indenture, dated as of October 15, 1967 -- filed as Exhibit 2(k) to PG Energy's Bond Form S-7, Registration No. 2-55419.

Exhibit
Number

 4-10 Eighteenth Supplemental Indenture, dated as of May 1, 1970 -- filed as Exhibit 2(1) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-11 Nineteenth Supplemental Indenture, dated as of June 1, 1972 -- filed as Exhibit 2(m) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-12 Twentieth Supplemental Indenture, dated as of March 1, 1976 -- filed as Exhibit 2(n) to PG Energy's Bond Form S-7, Registration No. 2-55419.

 4-13 Twenty-first Supplemental Indenture, dated as of December 1, 1976 -- filed as Exhibit 4-16 to PG Energy's Annual Report on Form 10-K for 1982, File No. 1-3490.

 4-14 Twenty-second Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-22 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.

 4-15 Twenty-third Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-23 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.

 4-16 Twenty-fourth Supplemental Indenture, dated as of September 1, 1991 -- filed as Exhibit 4-3 to PEI's Common Stock Form S-2, Registration No. 33-43382.

 4-17 Twenty-fifth Supplemental Indenture, dated as of September 1, 1992 -- filed as Exhibit 4-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-3490.

 4-18 Twenty-sixth Supplemental Indenture, dated as of December 1, 1992 -- filed as Exhibit 4-20 to PG Energy's Bond Form S-2, Registration No. 33-54278.

 4-19 Twenty-seventh Supplemental Indenture, dated as of December 1, 1992 -- filed as Exhibit 4-19 to PG Energy's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-20 Twenty-eighth Supplemental Indenture, dated as of December 1, 1993 -- filed as Exhibit 4-20 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

 4-21 Twenty-ninth Supplemental Indenture, dated as of November 1, 1994 -- filed as Exhibit 4-21 to PG Energy's Annual Report on Form 10-K for 1994, File No. 1-3490.

 4-22 Thirtieth Supplemental Indenture, dated as of December 1, 1995 -- filed as Exhibit 4-22 to PG Energy's Annual Report on Form 10-K for 1995, File No. 1-3490.


            NOTE: The First, Second, Third, Fifth, Sixth, Seventh, Eighth, Eleventh and Thirteenth Supplemental Indentures merely convey additional properties to the Trustee.

Exhibit
Number

(10) Material Contracts:

10-1 Service Agreement for storage service under Rate Schedule LGA, dated August 6, 1974, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-3 to PG Energy's Annual Report on Form 10-K for 1984, File No. 1-3490.

10-2 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-4 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-3 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-4 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-5 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-6 Service Agreement for transportation service under Rate Schedule IT, dated January 31, 1992, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-7 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-8 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipeline Corporation Company -- filed as Exhibit 10-8 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-9 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

10-10       Service Agreement  for  transportation  service  under Rate Schedule
            FTPO, dated July 10, 1997, effective November 1, 1997, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed herewith.

Exhibit
Number

10-11 Service Agreement for transportation service under Rate Schedule FTS, dated November 1, 1993, by and between PG Energy and Columbia Gas Transmission Corporation -- filed as Exhibit 10-9 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-12 Service Agreement for transportation service under Rate Schedule SST, dated November 1, 1993, by and between PG Energy and Columbia Gas Transmission Corporation -- filed as Exhibit 10-10 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement for storage service under Rate Schedule FSS, dated November 1, 1993, by and between PG Energy and Columbia Gas Transmission Corporation -- filed as Exhibit 10-11 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-14 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG Energy and Columbia Gulf Transmission Company -- filed as Exhibit 10-12 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-15 Service Agreement for transportation service under Rate Schedule ITS-1, dated November 1, 1993, by and between PG Energy and Columbia Gulf Transmission Company -- filed as Exhibit 10-13 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-16 Service Agreement for transportation service under Rate Schedule ITS, dated November 1, 1993, by and between PG Energy and Columbia Gas Transmission Corporation -- filed as Exhibit 10-14 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-17 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as
            Exhibit 10-2 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-19 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as
            Exhibit 10-3 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-20 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline -- filed as Exhibit 10-4 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

Exhibit
Number

10-21 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline -- filed as Exhibit 10-5 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-22 Service Agreement for storage service, dated April 15, 1997, effective November 1, 1997, by and between PG Energy and New York State Electric & Gas Corporation -- filed herewith.

10-23 Service Agreement for transportation service under Rate Schedule FT, dated April 30, 1997, effective November 1, 1997, by and between PG Energy and CNG Transmission Corporation -- filed herewith.

10-24       Bond Purchase Agreement,  dated  September  1,  1989, relating to PG
            Energy's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG Energy -- filed as Exhibit 10-33 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-25 Term Loan Agreement dated August 14, 1997, among PG Energy, the Banks parties thereto and PNC Bank, National Association, in its capacity as Agent for the Banks -- filed herewith

10-26 6.92% Senior Notes Purchase Agreement, dated September 30, 1997, between PG Energy and the Purchasers -- filed herewith

10-27 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-28 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between PEI and certain of its Officers -- filed as
            Exhibit 10-29 to PEI's Annual Report on Form 10-K for 1995, File No. 0-7812.

10-29 Agreement, dated as of March 15, 1991, by and between PEI, PG Energy and Robert L. Jones -- filed as Exhibit 10-38 to PG Energy's Annual Report on Form 10-K for 1990, File No. 1-3490.

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

Exhibit
Number

10-33 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to PEI's 1993 definitive Proxy Statement, File No. 0-7812.

10-34 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

10-35 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its non-employee directors -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

10-36 Pennsylvania Enterprises, Inc. Stock Incentive Plan, effective May 14, 1997 -- filed as Exhibit A to PEI's 1997 definitive Proxy Statement, File No. 0-7812.

10-37 Employment Agreement dated as of June 26, 1996, by and among PEI, PG Energy and Kenneth L. Pollock -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-38 Employment Agreement dated as of August 28, 1996, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-39 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

10-40 First Amendment to the Director Deferred Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-40 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

10-41 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to PEI's 1995 definitive Proxy Statement, File No. 0-7812.

10-42 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as
            Exhibit 10-42 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

(21) Subsidiaries of the Registrant:

21-1        Subsidiaries of the Registrant -- filed herewith.

                                  TABLE OF CONTENTS



PART I                                                                     PAGE

    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .  12

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .  12

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .  12


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  13

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . .   *

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .  14

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . .  24

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .  50


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .   *

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .   *

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . .   *

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .   *


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . .  51**

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  55


________________________
  * These items have been omitted from this Form 10-K as Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

 ** The "Index to Exhibits" is located on page 56.

                                                  PG ENERGY INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997

                                                      Balance at    Charged   Charged                    Balance
                                                      beginning       to      to other                   at end
             Description                               of year      income    accounts   Deductions      of year
                                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1997                      $    1,140   $ 2,112    $      4   $    2,088(a)   $ 1,168

    Year ended December 31, 1996                      $      781   $ 2,015    $      -   $    1,656(a)   $ 1,140

    Year ended December 31, 1995                      $      921   $ 1,541    $      -   $    1,681(a)   $   781






Shown as operating reserves on the balance sheets:

    Insurance -

       Year ended December 31, 1997                   $    3,086   $   711    $      -   $      972(b)   $ 2,825

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
















