Form 10-Q
period 1998-03-31
PG ENERGY INC
filed 1998-05-05
CIK 77242

PG ENERGY INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1998 and 1997. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1998 and 1997. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   14

                        PART I.  FINANCIAL INFORMATION

                         PG ENERGY INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                         1998          1997
                                                       (Thousands of Dollars)
OPERATING REVENUES                                     $  65,015     $  79,939
  Cost of gas                                             37,825        49,139
OPERATING MARGIN                                          27,190        30,800

OTHER OPERATING EXPENSES:
  Operation                                                6,763         6,462
  Maintenance                                              1,127         1,126
  Depreciation                                             2,439         2,211
  Income taxes                                             4,196         5,831
  Taxes other than income taxes                            4,014         4,306
    Total other operating expenses                        18,539        19,936

OPERATING INCOME                                           8,651        10,864

OTHER INCOME (DEDUCTIONS), NET                              (127)          239

INCOME BEFORE INTEREST CHARGES                             8,524        11,103

INTEREST CHARGES:
  Interest on long-term debt                               2,625         2,191
  Other interest                                             124           204
  Allowance for borrowed funds used
    during construction                                      (23)          (66)
      Total interest charges                               2,726         2,329

NET INCOME                                                 5,798         8,774

DIVIDENDS ON PREFERRED STOCK                                 321           353

EARNINGS APPLICABLE TO COMMON STOCK                    $   5,477     $   8,421

Earnings per share of common stock                     $    1.65     $    2.54

Weighted average number of shares outstanding          3,317,978     3,314,155

Cash dividends per share                               $       -     $       -













The accompanying notes are an integral part of the consolidated financial statements.

                         PG ENERGY INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1998            1997
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     355,243   $    351,106
  Accumulated depreciation                              (90,607)       (88,129)
                                                        264,636        262,977

OTHER PROPERTY AND INVESTMENTS                            4,106          4,459

CURRENT ASSETS:
  Cash and cash equivalents                               1,336            304
  Accounts receivable -
    Customers                                            26,409         23,551
    Parent                                                  991              -
    Affiliates, net                                         424             63
    Others                                                  604            280
    Reserve for uncollectible accounts                   (1,436)        (1,168)
  Accrued utility revenues                                6,801         11,680
  Materials and supplies, at average cost                 2,911          2,716
  Gas held by suppliers, at average cost                  7,985         21,933
  Deferred cost of gas and supplier refunds, net          1,593          6,316
  Prepaid expenses and other                              5,506          1,633
                                                         53,124         67,308

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,761         30,592
    Other                                                 6,316          4,415
  Unamortized debt expense                                1,116          1,164
  Other                                                     175            225
                                                         38,368         36,396












TOTAL ASSETS                                      $     360,234   $    371,140


The accompanying notes are an integral part of the consolidated financial statements.

                              PG ENERGY INC. AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's investment                 $     113,215   $     107,425
  Preferred stock of PG Energy -
    Not subject to mandatory redemption, net             15,864          15,864
    Subject to mandatory redemption                         640             640
  Long-term debt
    Parent                                               21,000          23,500
    Other                                               105,000         106,000
                                                        255,719         253,429

CURRENT LIABILITIES:
  Current portion of long-term debt                      16,337          24,776
  Preferred stock subject to repurchase or
    mandatory redemption                                     80              80
  Notes payable                                             245           2,170
  Accounts payable -
    Suppliers                                             9,415          14,515
    Parent                                                    -             199
  Accrued general business and realty taxes                 755           2,797
  Accrued income taxes                                    7,685           4,946
  Accrued interest                                        1,266           1,844
  Accrued natural gas transition costs                      842           1,087
  Other                                                   1,092           1,188
                                                         37,717          53,602

DEFERRED CREDITS:
  Deferred income taxes                                  52,971          52,207
  Unamortized investment tax credits                      4,553           4,596
  Operating reserves                                      2,779           2,825
  Other                                                   6,495           4,481
                                                         66,798          64,109





COMMITMENTS AND CONTINGENCIES (Note 4)




TOTAL CAPITALIZATION AND LIABILITIES              $     360,234   $     371,140



The accompanying notes are an integral part of the consolidated financial statements.

                            PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                           1998         1997
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $   5,798    $   8,774
  Effects of noncash charges to income -
    Depreciation                                            2,459        2,225
    Deferred income taxes, net                                595          351
    Provisions for self insurance                             150          140
    Other, net                                                554          350
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                  618       (9,903)
    Gas held by suppliers                                  13,948       17,391
    Accounts payable                                       (4,938)      (9,181)
    Deferred cost of gas and supplier refunds, net          4,478        8,751
    Other current assets and liabilities, net              (4,042)       1,295
  Other operating items, net                                 (237)        (585)
      Net cash provided by operating activities            19,383       19,608

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (4,477)      (6,529)
  Acquisition of regulated business                             -       (2,009)
  Other, net                                                   33          423
      Net cash used for investing activities               (4,444)      (8,115)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    640            -
  Repurchase of preferred stock                                 -          (82)
  Dividends on common and preferred stock                    (321)        (356)
  Repayment of long-term debt                              (2,500)      (2,941)
  Net decrease in bank borrowings                         (11,725)      (7,874)
  Other, net                                                   (1)          38
      Net cash used for financing activities              (13,907)     (11,215)

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,032          278
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                304          690
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   1,336    $     968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   3,187    $   1,716
    Income taxes                                        $     388    $     610







The accompanying notes are an integral part of the consolidated financial statements.

                         PG ENERGY INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. PG Energy Inc. ("PG Energy"), a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and its wholly-owned subsidiary Honesdale Gas Company ("Honesdale") acquired on February 14, 1997, are regulated public utilities subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PPUC") for rate and accounting purposes. Together PG Energy and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport.

    Principles of Consolidation. The consolidated financial statements include the accounts of PG Energy and also its subsidiary, Honesdale, beginning February 14, 1997, the date Honesdale was acquired by PG Energy. All material intercompany accounts have been eliminated in consolidation.

    Both PG Energy and Honesdale (collectively referred to as the "Company") are subject to the jurisdiction of the PPUC for rate and accounting purposes. The financial statements of the Company that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

    Interim Financial Statements. The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on the sale of natural gas. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

(2)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $1.7 million through March 31, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:
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

(3)  ACCOUNTING CHANGES

    Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 had no effect on the Company's financial statements for the first quarter of 1998.

(4)  COMMITMENTS AND CONTINGENCIES

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

                         PG ENERGY INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the consolidated statements of income of PG Energy Inc. ("PG Energy") as percentages of operating revenues for each of the three-month periods ended March 31, 1998 and 1997:
[CAPTION]
                                                            Three Months Ended
                                                                 March 31,
                                                             1998        1997
[S]                                                          [C]         [C]
OPERATING REVENUES....................................       100.0%      100.0%
  Cost of gas.........................................        58.2        61.5
OPERATING MARGIN......................................        41.8        38.5

OTHER OPERATING EXPENSES:
  Operation...........................................        10.4         8.1
  Maintenance.........................................         1.7         1.4
  Depreciation........................................         3.7         2.7
  Income taxes........................................         6.5         7.3
  Taxes other than income taxes.......................         6.2         5.4
    Total operating expenses..........................        28.5        24.9

OPERATING INCOME......................................        13.3        13.6

OTHER INCOME (DEDUCTIONS), NET........................        (0.2)        0.3

INTEREST CHARGES......................................        (4.2)       (2.9)

NET INCOME ...........................................         8.9        11.0

DIVIDENDS ON PREFERRED STOCK..........................        (0.5)       (0.5)

EARNINGS APPLICABLE TO COMMON STOCK...................         8.4%       10.5%


o Three Months Ended March 31, 1998, Compared With Three Months Ended March 31, 1997

    Operating Revenues. Operating revenues decreased $14.9 million (18.7%) from $79.9 million for the quarter ended March 31, 1997, to $65.0 million for the quarter ended March 31, 1998, primarily as a result of a 1.7 billion cubic feet (16.2%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the quarter and lower levels in PG Energy's gas cost rate (see "- Rate Matters"). There was a 457 (15.3%) decrease in heating degree days from 2,990 (93.7% of normal) during the first quarter of 1997 to 2,533 (79.4% of normal) during the first quarter of 1998.

    Cost of Gas. The cost of gas decreased $11.3 million (23.0%) from $49.1 million for the first quarter of 1997 to $37.8 million for the first quarter of 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

    Operating Margin. The operating margin decreased $3.6 million (11.7%) from $30.8 million in the first quarter of 1997 to $27.2 million in the first quarter of 1998, primarily because of the aforementioned reduction in sales to residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 38.5% in the first quarter of 1997 to 41.8% in the first quarter of 1998 as a result of the proportionately lower cost of gas during the period.

    Other Operating Expenses. Other operating expenses decreased $1.4 million (7.0%) from $19.9 million for the quarter ended March 31, 1997, to $18.5 million for the quarter ended March 31, 1998. This decrease was primarily attributable to a $1.6 million (28.0%) decrease in income taxes from $5.8 million for the first quarter of 1997 to $4.2 million for the first quarter of 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges), and a $292,000 (6.8%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to PG Energy's decrease in sales. The effects of these decreases were partially offset by a higher level of operation expense and a $228,000 (10.3%) increase in depreciation expense as a result of additions to PG Energy's utility plant. As a percentage of operating revenues, other operating expenses increased from 24.9% during the quarter ended March 31, 1997, to 28.5% during the quarter ended March 31, 1998, primarily as a result of the significant decrease in operating revenues during the period.

    Operating Income. As a result of the above, operating income decreased by $2.2 million (20.4%) from $10.9 million for the first quarter of 1997 to $8.7 million for the first quarter of 1998, and also decreased as a percentage of total operating revenues for such periods from 13.6% in the first quarter of 1997 to 13.3% in the first quarter of 1998.

    Other Income (Deductions), Net. Other income (deductions), net decreased $366,000 from income of $239,000 for the three-month period ended March 31, 1997, to a deduction of $127,000 for the three-month period ended March 31, 1998, largely because the first quarter of 1997 included a gain on the condemnation of certain property for highway construction.

    Interest Charges. Interest charges increased by $397,000 (17.0%) from $2.3 million for the first quarter of 1997 to $2.7 million for the first quarter of 1998. This increase was largely attributable to bank borrowings by PG Energy to finance construction expenditures and for other working capital needs.

    Net Income. The decrease in net income of $3.0 million (33.9%) from $8.8 million for the first quarter of 1997 to $5.8 million for the first quarter of 1998, was largely the result of the lower levels of operating and other income and increased interest charges, as discussed above.

    Dividends on Preferred Stock. Dividends on preferred stock decreased $32,000 (9.1%) from $353,000 for the first quarter of 1997 to $321,000 for the first quarter of 1998, primarily as a result of the repurchase of 30,560 shares of PG Energy's 4.10% cumulative preferred stock in 1997.

    Earnings Applicable to Common Stock. The decrease in earnings applicable to common stock of $2.9 million (35.0%) from $8.4 million for the three-month period ended March 31, 1997, to $5.5 million for the three-month period ended March 31, 1998, as well as the decrease in earnings per share of common stock of $.89 (35.0%) from $2.54 per share for the three-month period ended March 31, 1997, to $1.65 per share for the three-month period ended March 31, 1998, were the result of the reduced net income as discussed above.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the Pennsylvania Public Utility Commission (the "PPUC") approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $1.7 million through March 31, 1997, was deferred, without carrying charges, until July, 1997.

    Proposed Rate Increase. On March 16, 1998, PG Energy filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $15.0 million in additional annual revenue, to be effective May 15, 1998. On April 23, 1998, the PPUC suspended this rate increase for seven months (until December 15, 1998) in order to investigate the reasonableness of the proposed rates. It is not presently possible to determine what action the PPUC will ultimately take in this matter.

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

    In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:
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

LIQUIDITY AND CAPITAL RESOURCES

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

    The cash flow from the Company's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the practice of the Company to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt. Bank borrowings are also used for the seasonal funding of the Company's gas purchases and increases in its customer accounts receivable.

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $79.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has eight bank lines of credit with an aggregate borrowing capacity of $78.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999. Honesdale has a $1.0 million revolving bank line of credit which provides for borrowing at the prime rate (currently 8.50%) and which matures in June, 1998. The Company intends to renew or replace these lines of credit as they expire. As of May 1, 1998, the Company had $7.7 million of borrowings outstanding under these bank lines of credit. In addition, PG Energy can borrow up to $70.0 million from PEI through December 31, 1999 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PG Energy. As of May 1, 1998, PG Energy had $21.0 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy. PG Energy plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

    The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by the Company during the three-month period ended March 31, 1998.

    PG Energy also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and Customer Stock Purchase Plan (the "Customer Plan"). During 1998 (through May 1) PG Energy realized $2.6 million and $855,000 from the issuance of common stock to PEI in connection with the DRP and the Customer Plan, respectively.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $4.4 million during the first three months of 1998 and are currently estimated to be $31.9 million during the remainder of the year. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1998, $16.3 million of long-term debt, and $80,000 of PG Energy's preferred stock was required to be repaid within twelve months.

Year 2000

    The Company is currently replacing its financial and customer information systems with purchased software packages. The installation of these new systems will resolve the primary year 2000 issues. The new financial systems are anticipated to be operational by the end of 1998 and the new customer information system is now anticipated to be operational in 1999.

    The  Company  has  completed  a  review  of  the  program  coding  of  other significant in-house developed applications and determined that they are presently year 2000 compliant. Additionally, the Company is reviewing its installed base of personal computers to identify non-compliant machines that would be in service at year 2000. The Company, as a contingency, is also presently evaluating the feasibility of modifying its existing customer information system to make it year 2000 compliant in the event its new customer system is not fully operational in 1999, as now scheduled.

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement, such as the nature of Pennsylvania legislation restructuring the natural gas industry and general economic conditions and uncertainties relating to the expansion of the Company's nonregulated activities. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

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






                                                       PG ENERGY INC.
                                                       (Registrant)



Date:     May 5, 1998                By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     May 5, 1998                By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)