Form 10-Q
period 1998-06-30
PG ENERGY INC
filed 1998-08-11
CIK 77242

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________

                          Commission file number 1-3490


                                 PG ENERGY INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    24-0717235
 (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

            One PEI Center
      Wilkes-Barre, Pennsylvania                         18711-0601
 (Address of principal executive offices)                (Zip Code)

                                 (717) 829-8843
               (Registrant's telephone number including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Registrant had 3,494,418 shares of common stock, no par value, outstanding as of July 30, 1998.

                                 PG ENERGY INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Statements of Income for the three and six months
                 ended June 30, 1998 and 1997......................         2

              Consolidated Balance Sheets as of June 30, 1998
                 and December 31, 1997.............................         3

              Consolidated Statements of Cash Flows for
                 the six months ended June 30, 1998 and 1997.......         5

              Notes to Consolidated Financial Statements...........         6

  Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............         9



PART II.  OTHER INFORMATION

 Item 4.      Submission of Matters to a Vote of Security Holders....      15

 Item 5.      Other Information......................................      15

 Item 6.      Exhibits and Reports on Form 8-K.......................      15

                          PART I. FINANCIAL INFORMATION

                          PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       --------------------  --------------------
                                                         1998       1997       1998      1997
                                                       ---------- ---------  --------- ----------
                                                                 (Thousands of Dollars)

OPERATING REVENUES                                      $ 25,143  $ 33,229   $ 90,158  $ 113,168
     Cost of gas                                          12,230    18,271     50,055     67,410
                                                         -------   -------    -------     ------
OPERATING MARGIN                                          12,913    14,958     40,103     45,758
                                                         -------   -------    -------     ------

OTHER OPERATING EXPENSES:
     Operation                                             6,066     6,203     12,829     12,665
     Maintenance                                           1,232     1,316      2,359      2,442
     Depreciation                                          2,440     2,266      4,879      4,477
     Income taxes                                           (897)     (241)     3,299      5,590
     Taxes other than income taxes                         2,861     3,310      6,875      7,616
                                                          ------    ------     ------      -----
         Total other operating expenses                   11,702    12,854     30,241     32,790
                                                         -------   -------    -------     ------

OPERATING INCOME                                           1,211     2,104      9,862     12,968

OTHER INCOME (DEDUCTIONS), NET                               902       (87)       775        152
                                                             ---       ---        ---        ---

INCOME BEFORE INTEREST CHARGES                             2,113     2,017     10,637     13,120
                                                           -----     -----     ------     ------


INTEREST CHARGES:
    Interest on long-term debt                             2,417     2,217      5,042      4,408
    Other interest                                            73       137        197        341
    Allowance for borrowed funds used during construction    (29)      (33)       (52)       (99)
                                                             ----      ----      ----       ----
       Total interest charges                              2,461     2,321      5,187      4,650
                                                          ------    ------     ------      -----

NET INCOME (LOSS)                                           (348)     (304)     5,450      8,470

DIVIDENDS ON PREFERRED STOCK                                 321       318        642        671
                                                            ----      ----       ----        ---

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                $ (669)   $ (622)   $ 4,808    $ 7,799
                                                          =======   =======   =======    =======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Before discount on repurchase of preferred stock    $ (0.20)  $ (0.19)    $ 1.43     $ 2.35
     Discount on repurchase of preferred stock                 -      0.24          -       0.25
                                                              --     -----         --       ----
     Earnings (loss) per share of common stock           $ (0.20)   $ 0.05     $ 1.43     $ 2.60
                                                         ========  =======    =======     ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,414,344  3,314,155  3,366,427 3,314,155
                                                       ========== ========== ========= =========

CASH DIVIDENDS PER SHARE                                     $ -       $ -        $ -        $ -
                                                            ====      ====       ====       ====


The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                               ---------------      ---------------
                                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost                                                $ 362,560            $ 351,106
    Accumulated depreciation                                          (92,954)             (88,129)
                                                                      -------             --------
                                                                      269,606              262,977
                                                                     --------              -------

OTHER PROPERTY AND INVESTMENTS                                          4,082                4,459
                                                                       ------                -----

CURRENT ASSETS:
     Cash and cash equivalents                                          1,331                  304
     Accounts receivable -
         Customers                                                     13,012               23,551
         Parent                                                           720                    -
         Affiliates, net                                                  294                   63
         Others                                                           422                  280
         Reserve for uncollectible accounts                            (1,504)              (1,168)
     Accrued utility revenues                                           2,021               11,680
     Materials and supplies, at average cost                            3,106                2,716
     Gas held by suppliers, at average cost                            16,515               21,933
     Deferred cost of gas and supplier refunds, net                     5,470                6,316
     Prepaid expenses and other                                         4,078                1,633
                                                                        -----                -----
                                                                       45,465               67,308
                                                                       ------               ------

DEFERRED CHARGES:
    Regulatory assets -
        Deferred taxes collectible                                     30,932               30,592
        Other                                                           6,290                4,415
    Unamortized debt expense                                            1,065                1,164
    Other                                                                 125                  225
                                                                         ----                  ---
                                                                       38,412               36,396
                                                                       -------              ------







TOTAL ASSETS                                                        $ 357,565            $ 371,140
                                                                    =========            =========

The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,          December 31,
                                                                       1998                1997
                                                                  ---------------     ---------------
                                                                        (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
      Common shareholder's investment                                  $ 123,666           $ 107,425
      Preferred stock -
           Not subject to mandatory redemption, net                       15,864              15,864
           Subject to mandatory redemption                                   560                 640
      Long-term debt
           Parent                                                          8,500              23,500
           Other                                                         109,000             106,000
                                                                        --------             -------
                                                                         257,590             253,429
                                                                        --------             -------

CURRENT LIABILITIES:
      Current portion of long-term debt                                    6,500              24,776
      Preferred stock subject to repurchase or
          mandatory redemption                                                80                  80
      Notes payable                                                           50               2,170
      Accounts payable -
           Suppliers                                                      16,947              14,515
           Parent                                                              -                 199
      Accrued general business and realty taxes                              484               2,797
      Accrued income taxes                                                 5,304               4,946
      Accrued interest                                                     1,590               1,844
      Accrued natural gas transition costs                                   561               1,087
      Other                                                                  943               1,188
                                                                            ----               -----
                                                                          32,459              53,602
                                                                         -------              ------

DEFERRED CREDITS:
      Deferred income taxes                                               53,801              52,207
      Unamortized investment tax credits                                   4,510               4,596
      Operating reserves                                                   2,684               2,825
      Other                                                                6,521               4,481
                                                                          ------               -----
                                                                          67,516              64,109
                                                                         -------              ------

COMMITMENTS AND CONTINGENCIES (Note 5)





TOTAL CAPITALIZATION AND LIABILITIES                                   $ 357,565           $ 371,140
                                                                      ==========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                           1998            1997
                                                                         ----------      ----------
                                                                          (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                           $ 5,450         $ 8,470
      Gain on sale of other property                                          (976)              -
      Effects of noncash charges to income -
          Depreciation                                                       4,918           4,507
          Deferred income taxes, net                                         1,254             578
          Provisions for self insurance                                        275             281
          Other, net                                                         1,038             826
      Changes in working capital, exclusive of cash
           and current portion of long-term debt -
               Receivables and accrued utility revenues                     19,451           9,056
               Gas held by suppliers                                         5,418           8,241
               Accounts payable                                                183          (5,380)
               Deferred cost of gas and supplier refunds, net                  320          14,602
               Other current assets and liabilities, net                    (5,286)        (11,933)
      Other operating items, net                                              (546)           (790)
                                                                              ----            ----
                Net cash provided by operating activities                   31,499          28,458
                                                                            ------          ------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant                                           (12,257)        (13,923)
      Proceeds from the sale of other property                                 980               -
      Acquisition of regulated business                                          -          (2,009)
      Other, net                                                               115             471
                                                                              ----            ----
               Net cash used for investing activities                      (11,162)        (15,461)
                                                                           --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of common stock                                               4,260               -
      Repurchase of preferred stock                                            (80)         (3,108)
      Dividends on preferred and common stock                                 (642)           (671)
      Repayment of long-term debt (Note 3)                                  (7,500)         (4,646)
      Net decrease in bank borrowings                                      (15,346)         (5,782)
      Other, net                                                                (2)            818
                                                                                ---            ---
               Net cash used for financing activities                      (19,310)        (13,389)
                                                                           --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,027            (392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 304             690
                                                                              ----             ---
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 1,331           $ 298
                                                                          ========           =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized)                              $ 5,238         $ 4,953
                                                                           ========        =======
         Income taxes                                                      $ 1,154        $ 14,536
                                                                           ========       ========

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

     In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:

                             Change in              Calculated
       Effective           Rate per MCF         Increase (Decrease)
          Date              From    To          in Annual Revenue
---------------------      -----   -----          ------------

June 1, 1998             $  3.95 $  4.18         $  5,800,000
March 1, 1998               4.05    3.95           (2,100,000)
December 1, 1997            4.49    4.05          (12,100,000)
March 1, 1997               4.18    4.49            8,300,000

     The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)    CONTRIBUTION OF CAPITAL

     On June 24, 1998, PEI converted $7.5 million of the outstanding loan balance from PG Energy to a contribution of capital.

(4)    ACCOUNTING CHANGES

     Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 had no effect on the Company's financial statements for the second quarter of 1998.

(5)    COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a material portion from PG Energy. PG Energy, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PG Energy does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipate no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                          PG ENERGY INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

       The following table expresses certain items in the consolidated statements of income of PG Energy Inc. ("PG Energy") as percentages of operating revenues for each of the three and six-month periods ended June 30, 1998 and 1997:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         -----------------------------   ----------------------------
                                           1998             1997           1998             1997
                                         ----------       ---------      ---------        ---------

OPERATING REVENUES                           100.0 %         100.0 %        100.0 %          100.0 %
    Cost of gas                              48.7            55.0           55.5             59.6
                                             -----           -----          -----            ----
OPERATING MARGIN                             51.3            45.0           44.5             40.4
                                             -----           -----          -----            ----

OTHER OPERATING EXPENSES:
    Operation                                 24.0            18.7           14.2             11.2
    Maintenance                                4.9             3.9            2.6              2.1
    Depreciation                               9.7             6.8            5.4              4.0
    Income taxes                              (3.5)           (0.7)           3.7              4.9
    Taxes other than income taxes             11.4            10.0            7.6              6.7
                                             -----           -----           ----              ---
        Total operating expenses              46.5            38.7           33.5             28.9
                                             -----           -----          -----             ----

OPERATING INCOME                               4.8             6.3           11.0             11.5

OTHER INCOME (DEDUCTIONS)
      NET                                      3.6            (0.2)           0.8              0.1

INTEREST CHARGES                              (9.8)           (7.0)          (5.8)            (4.1)
                                              -----           -----          -----            -----

NET INCOME (LOSS)                             (1.4)           (0.9)           6.0              7.5

DIVIDENDS ON PREFERRED
     STOCK                                    (1.3)           (1.0)          (0.7)            (0.6)
                                              -----           -----          -----            -----

EARNINGS (LOSS) APPLICABLE
     TO COMMON STOCK                          (2.7)%          (1.9)%          5.3  %           6.9  %
                                              =====           =====          ====             ====


     o Three Months Ended June 30, 1998, Compared With Three Months Ended June 30, 1997

     Operating Revenues. Operating revenues decreased $8.1 million (24.3%) from $33.2 million for the quarter ended June 30, 1997, to $25.1 million for the quarter ended June 30, 1998, primarily as a result of a 0.8 billion cubic feet (22.5%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the second quarter of 1998 and the unseasonably cool weather during the same period in 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). There was a 313 (32.4%) decrease in heating degree days from 965 (126.1% of normal) during the second quarter of 1997 to 652 (85.2% of normal) during the second quarter of 1998.

     Cost of Gas. The cost of gas decreased $6.0 million (33.1%) from $18.3 million for the second quarter of 1997 to $12.2 million for the second quarter of 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

     Operating Margin. The operating margin decreased $2.0 million (13.7%) from $15.0 million in the second quarter of 1997 to $12.9 million in the second quarter of 1998, primarily because of the aforementioned reduction in sales to residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 45.0% in the second quarter of 1997 to 51.3% in the second quarter of 1998 as a result of the proportionately lower cost of gas during the period.

     Other Operating Expenses. Other operating expenses decreased $1.2 million (9.0%) from $12.9 million for the quarter ended June 30, 1997, to $11.7 million for the quarter ended June 30, 1998. This decrease was primarily attributable to a $656,000 decrease in income taxes from a credit of $241,000 for the second quarter of 1997 to a credit of $897,000 for the second quarter of 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges), and a $449,000 (13.6%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to PG Energy's decrease in sales. The effects of these decreases were partially offset by a $174,000 (7.7%) increase in depreciation expense as a result of additions to PG Energy's utility plant. As a percentage of operating revenues, other operating expenses increased from 38.7% during the quarter ended June 30, 1997, to 46.5% during the quarter ended June 30, 1998, primarily because of the lower level of operating revenues.

     Operating Income. As a result of the above, operating income decreased by $893,000 (42.4%) from $2.1 million for the second quarter of 1997 to $1.2 million for the second quarter of 1998, and also decreased as a percentage of total operating revenues for such periods from 6.3% in the second quarter of 1997 to 4.8% in the second quarter of 1998.

     Other Income (Deductions), Net. Other income (deductions), net increased $989,000 from a deduction of $87,000 for the three-month period ended June 30, 1997, to income of $902,000 for the three-month period ended June 30, 1998, largely because of a gain on the sale of land in June, 1998.

     Interest Charges. Interest charges increased by $140,000 (6.0%) from $2.3 million for the second quarter of 1997 to $2.5 million for the second quarter of 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

     Earnings (Loss) Applicable to Common Stock. The increase in the loss applicable to common stock of $47,000 (7.6%) from $622,000 for the three-month period ended June 30, 1997, to $669,000 for the three-month period June 30, 1998, as well as the decrease in earnings (loss) per share of common stock of $.25 from earnings of $.05 per share for the three-month period ended June 30, 1997 (including a $.24 per share discount on the repurchase of preferred stock), to a loss of $.20 per share for the three-month period ended June 30, 1998, were the result of the reduced net income as discussed above.


     o Six Months Ended June 30, 1998, Compared With Six Months Ended June 30, 1997

     Operating Revenues. Operating revenues decreased $23.0 million (20.3%) from $113.2 million for the six months ended June 30, 1997, to $90.2 million for the six months ended June 30, 1998, primarily as a result of a 2.5 billion cubic feet (17.8%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the six months ended June 30, 1998, and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). There was a 770 (19.5%) decrease in heating degree days from 3,955 (100.0% of normal) during the six months ended June 30, 1997, to 3,185 (80.5% of normal) during the six months ended June 30, 1998.

     Cost of Gas. The cost of gas decreased $17.4 million (25.7%) from $67.4 million for the six months ended June 30, 1997, to $50.0 million for the six months ended June 30, 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

     Operating Margin. The operating margin decreased $5.7 million (12.4%) from $45.8 million in the six months ended June 30, 1997, to $40.1 million in the six months ended June 30, 1998, primarily because of the aforementioned reduction in sales to residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 40.4% in the six months ended June 30, 1997, to 44.5% in the six months ended June 30, 1998, as a result of the proportionately lower cost of gas during the period.

     Other Operating Expenses. Other operating expenses decreased $2.5 million (7.8%) from $32.8 million for the six-month period ended June 30, 1997, to $30.2 million for the six-month period ended June 30, 1998. This decrease was primarily attributable to a $2.3 million (41.0%) decrease in income taxes from $5.6 million for the six months ended June 30, 1997, to $3.3 million for the six months ended June 30, 1998, due to a decrease in income before income taxes (for this purpose, operating income net of interest charges), and a $741,000 (9.7%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to PG Energy's decrease in sales. The effects of these decreases were partially offset by a $402,000 (9.0%) increase in depreciation expense as a result of additions to PG Energy's utility plant. As a percentage of operating revenues, other operating expenses increased from 28.9% during the six-month period ended June 30, 1997, to 33.5% during the six-month period ended June 30, 1998, because of the lower level of operating revenues.

     Operating Income. As a result of the above, operating income decreased by $3.1 million (24.0%) from $13.0 million for the six-month period ended June 30, 1997, to $9.9 million for the six-month period ended June 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 11.5% in 1997 to 11.0% in the six-month period ended June 30, 1998.

     Other Income (Deductions), Net. Other income (deductions), net increased $623,000 from $152,000 for the six-month period ended June 30, 1997, to $775,000 for the six-month period ended June 30, 1998, largely because of a gain on the sale of land in June, 1998.

     Interest Charges. Interest charges increased by $537,000 (11.5%) from $4.7 million for the six-month period of 1997 to $5.2 million for the six-month period ended June 30, 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

     Net Income. The decrease in net income of $3.0 million (35.7%) from $8.5 million for the six-month period ended June 30, 1997, to $5.5 million for the six-month period ended June 30, 1998, was largely the result of the lower level of operating income and the increased interest charges, as discussed above, the effects of which were partially offset by the increase in other income.

     Earnings Applicable to Common Stock. The decrease in earnings applicable to common stock of $3.0 million (38.4%) from $7.8 million for the six-month period ended June 30, 1997, to $4.8 million for the six-month period June 30, 1998, as well as the decrease in earnings per share of common stock of $1.17 (45.0%) from $2.60 per share for the six-month period ended June 30, 1997 (including a $.25 per share discount on the repurchase of preferred stock), to $1.43 per share for the six-month period ended June 30, 1998, were the result of the reduced net income as discussed above.

RATE MATTERS

     Rate Increase. By Order adopted December 19, 1996, the Pennsylvania Public Utility Commission (the "PPUC") approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred without carrying charges, until July, 1998.

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

     In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:

                           Change in              Calculated
   Effective             Rate per MCF        Increase (Decrease)
     Date                From     To           in Annual Revenue
-----------------      -------- -------     ---------------------

June 1, 1998           $ 3.95   $ 4.18           $ 5,800,000
March 1, 1998            4.05     3.95            (2,100,000)
December 1, 1997         4.49     4.05           (12,100,000)
March 1, 1997            4.18     4.49             8,300,000

     The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     The primary capital needs of PG Energy and its wholly-owned subsidiary, Honesdale Gas Company (collectively referred to as the "Company") continue to be the funding of PG Energy's construction program and the seasonal funding of its gas purchases and increases in its customer accounts receivable. The Company's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

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

     In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $71.0 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $70.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999. Honesdale has a $1.0 million revolving bank line of credit which provides for borrowing at the prime rate (currently 8.5%) and which matures in June, 1999. The Company intends to renew or replace these lines of credit as they expire. As of July 30, 1998, the Company had $17.0 million of borrowings outstanding under these bank lines of credit. In addition, PG Energy can borrow up to $70.0 million from PEI through December 31, 1999 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that PEI has funds available for lending to PG Energy. As of July 30, 1998, PG Energy had $8.5 million outstanding under its borrowing arrangement with PEI. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy. PG Energy plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from PEI are no longer available and as it requires additional funding for working capital and other purposes.

     The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

     The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by the Company during the six-month period ended June 30, 1998.

     PG Energy also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and Customer Stock Purchase Plan (the "Customer Plan"). During 1998 (through July 30) PG Energy realized $4.7 million and $1.5 million from the issuance of common stock to PEI in connection with the DRP and the Customer Plan, respectively.

Construction Expenditures and Related Financings

     Expenditures for the construction of utility plant totaled $12.1 million during the six months ended June 30, 1998 and are currently estimated to be $24.2 million during the remainder of the year. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

     As of June 30,  1998,  $6.5 million of  long-term  debt,  and $80,000 of PG
Energy's    preferred    stock    was    required    to   be    repaid    within
twelve months.

Year 2000

         The Company is currently replacing its financial and human resource systems with purchased software packages. The installation of these new systems, along with modifications currently being made to its customer information system, will resolve the primary year 2000 issues. The new financial and human resource systems are anticipated to be fully operational by January, 1999, while modifications to the new customer information system are now anticipated to be completed and tested by March 31, 1999.

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

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

     On May 6, 1998, Pennsylvania Enterprises, Inc., the sole common shareholder of PG Energy Inc., executed an action in lieu of a meeting of shareholders re-electing the following incumbent directors of PG Energy Inc. to an additional one year term: Kenneth L. Pollock, William D. Davis, Thomas F. Karam, Robert J. Keating, James A. Ross, John D. McCarthy, Ronald W. Simms, Kenneth M. Pollock, Paul R. Freeman, John D. McCarthy, Jr. and Richard A. Rose, Jr.

Item 5.       Other Information

       Effective August 4, 1998, Paul R. Freeman resigned as a Director of PG Energy Inc.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

     10-1 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its Officers - - filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

     10-2 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its non-employee directors - - filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

     10-3 Stock Option Grant, dated as of May 6, 1998, between PEI and Thomas F. Karam - - filed as Exhibit 10-3 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

     10-4 Amended Employment Agreement dated as of May 6, 1998, by and among PEI, PG Energy Inc. and Thomas F. Karam - - filed as Exhibit 10-4 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

     27-1 Financial Data Schedule - - filed herewith.

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



                                              PG ENERGY INC.
                                              (Registrant)


Date:  August 11, 1998        By:        /s/ Donna M. Abdalla
      ------------------         ---------------------------------------
                                             Donna M. Abdalla
                                             Acting Secretary

Date:  August 11, 1998        By:       /s/ John F. Kell, Jr.
      ------------------        ----------------------------------------
                                            John F. Kell, Jr.
                                   Vice President, Financial Services
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)