Form 10-Q
period 1998-09-30
PG ENERGY INC
filed 1998-11-05
CIK 77242

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________

                          Commission file number 1-3490


                                 PG ENERGY INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                   24-0717235
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

            One PEI Center
    Wilkes-Barre, Pennsylvania                         18711-0601
Address of principal executive offices)                 (Zip Code)

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

    Registrant had 3,494,418 shares of common stock, no par value, outstanding as of October 30, 1998.

                                 PG ENERGY INC.

                                TABLE OF CONTENTS


                                                                        PAGE

PART I.        FINANCIAL INFORMATION

 Item 1.  Financial Statements

Consolidated Statements of Income for the three and nine months
 ended September 30, 1998 and 1997..............................         2

Consolidated Balance Sheets as of September 30, 1998
 and December 31, 1997..........................................         3

Consolidated Statements of Cash Flows for
 the nine months ended September 30, 1998 and 1997..............         5

Notes to Consolidated Financial Statements......................         6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................         9



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................         16

                          PART I. FINANCIAL INFORMATION

                          PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                   --------------------------   --------------------------
                                                                        1998          1997          1998         1997
                                                                   ------------ -------------  -------------   ------------
                                                                                      (Thousands of Dollars)

OPERATING REVENUES ............................................   $    15,223    $    16,276    $   105,381    $   129,444
     Cost of gas ..............................................         6,118          7,137         56,173         74,547
                                                                  -----------    -----------    -----------    -----------
OPERATING MARGIN ..............................................         9,105          9,139         49,208         54,897
                                                                  -----------    -----------    -----------    -----------

OTHER OPERATING EXPENSES:
     Operation ................................................         6,164          6,065         18,993         18,730
     Maintenance ..............................................         1,302          1,503          3,661          3,945
     Depreciation .............................................         2,438          2,242          7,317          6,719
     Income taxes .............................................        (2,042)        (2,184)         1,257          3,406
     Taxes other than income taxes ............................         1,711          1,997          8,586          9,613
                                                                  -----------    -----------    -----------    -----------
         Total other operating expenses .......................         9,573          9,623         39,814         42,413
                                                                  -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) .......................................          (468)          (484)         9,394         12,484

OTHER INCOME, NET .............................................            22             92            797            244
                                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INTEREST CHARGES .........................          (446)          (392)        10,191         12,728
                                                                  -----------    -----------    -----------    -----------

INTEREST CHARGES:
    Interest on long-term debt ................................         2,443          2,329          7,485          6,737
    Other interest ............................................            88            199            285            540
    Allowance for borrowed funds used during construction .....           (38)           (45)           (90)          (144)
                                                                  -----------    -----------    -----------    -----------
       Total interest charges .................................         2,493          2,483          7,680          7,133
                                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) .............................................        (2,939)        (2,875)         2,511          5,595

DIVIDENDS ON PREFERRED STOCK ..................................           319            320            961            991
                                                                  -----------    -----------    -----------    -----------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK ....................   $    (3,258)   $    (3,195)   $     1,550    $     4,604
                                                                  ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Before discount (premium) on repurchase of preferred stock   $     (0.93)   $     (0.96)   $      0.45    $      1.39
     Discount (premium) on repurchase of preferred stock ......          --            (0.01)          --             0.23
                                                                  -----------    -----------    -----------    -----------
     Earnings (loss) per share of common stock ................   $     (0.93)   $     (0.97)   $      0.45    $      1.62
                                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .................     3,489,055      3,314,155      3,407,752      3,314,155
                                                                  ===========    ===========    ===========    ===========

CASH DIVIDENDS PER SHARE ......................................   $      --      $      --      $      --      $      --
                                                                  ===========    ===========    ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                        1998          1997
                                                      -----------   ------------
                                                         (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost ..............................   $ 369,232    $ 351,106
    Accumulated depreciation ......................     (94,826)     (88,129)
                                                      ---------    ---------
                                                        274,406      262,977
                                                      ---------    ---------

OTHER PROPERTY AND INVESTMENTS ....................       4,001        4,459
                                                      ---------    ---------

CURRENT ASSETS:
     Cash and cash equivalents ....................         422          304
     Accounts receivable -
         Customers ................................       9,346       23,551
         Parent ...................................       1,377         --
         Affiliates, net ..........................         225           63
         Others ...................................         397          280
         Reserve for uncollectible accounts .......      (1,213)      (1,168)
     Accrued utility revenues .....................       2,100       11,680
     Materials and supplies, at average cost ......       3,052        2,716
     Gas held by suppliers, at average cost .......      26,482       21,933
     Deferred cost of gas and supplier refunds, net      11,540        6,316
     Prepaid expenses and other ...................       3,915        1,633
                                                      ---------    ---------
                                                         57,643       67,308
                                                      ---------    ---------

DEFERRED CHARGES:
    Regulatory assets -
        Deferred taxes collectible ................      31,109       30,592
        Other .....................................       6,579        4,415
    Unamortized debt expense ......................       1,015        1,164
    Other .........................................          75          225
                                                      ---------    ---------
                                                         38,778       36,396
                                                      ---------    ---------




TOTAL ASSETS ......................................   $ 374,828    $ 371,140
                                                      =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30, December 31,
                                                       1998          1997
                                                   ------------   ----------
                                                    (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
      Common shareholder's investment .............   $122,267   $107,425
      Preferred stock -
           Not subject to mandatory redemption, net      4,839     15,864
           Subject to mandatory redemption ........        560        640
      Long-term debt
           Parent .................................      3,700     23,500
           Other ..................................     95,000    106,000
                                                      --------   --------
                                                       226,366    253,429
                                                      --------   --------

CURRENT LIABILITIES:
      Current portion of long-term debt ...........     46,697     24,776
      Preferred stock subject to repurchase or
          mandatory redemption ....................     11,057         80
      Notes payable ...............................      2,270      2,170
      Accounts payable -
           Suppliers ..............................     15,648     14,515
           Parent .................................       --          199
      Accrued general business and realty taxes ...        427      2,797
      Accrued income taxes ........................      1,436      4,946
      Accrued interest ............................      1,188      1,844
      Accrued natural gas transition costs ........        281      1,087
      Other .......................................        834      1,188
                                                      --------   --------
                                                        79,838     53,602
                                                      --------   --------

DEFERRED CREDITS:
      Deferred income taxes .......................     55,060     52,207
      Unamortized investment tax credits ..........      4,467      4,596
      Operating reserves ..........................      2,578      2,825
      Other .......................................      6,519      4,481
                                                      --------   --------
                                                        68,624     64,109
                                                      --------   --------

COMMITMENTS AND CONTINGENCIES (Note 5)



TOTAL CAPITALIZATION AND LIABILITIES ..............   $374,828   $371,140
                                                      ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   --------------------
                                                                                      1998        1997
                                                                                   ----------  ---------
                                                                                    (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ...............................................................   $  2,511    $  5,595
      Gain on sale of other property ...........................................       (914)       --
      Effects of noncash charges to income -
          Depreciation .........................................................      7,374       6,764
          Deferred income taxes, net ...........................................      2,336         904
          Provisions for self insurance ........................................        400         443
          Other, net ...........................................................      1,469       1,335
      Changes in  working  capital,  exclusive  of cash and  current  portion of long-term debt and preferred stock -
               Receivables and accrued utility revenues ........................     22,184      17,314
               Gas held by suppliers ...........................................     (4,549)     (5,705)
               Accounts payable ................................................       (492)     (6,528)
               Deferred cost of gas and supplier refunds, net ..................     (6,030)     10,316
               Other current assets and liabilities, net .......................     (9,508)     (1,260)
      Other operating items, net ...............................................     (1,131)     (1,509)
                                                                                   --------    --------
                Net cash provided by continuing operations .....................     13,650      27,669
      Net cash used for discontinued operations, principally for the payment
           of income taxes .....................................................       --       (13,655)
                                                                                   --------    --------
               Net cash provided by operating activities .......................     13,650      14,014
                                                                                   --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ...............................................    (19,955)    (22,810)
      Proceeds from the sale of other property .................................        980        --
      Acquisition of regulated business ........................................       --        (2,019)
      Other, net ...............................................................        204         530
                                                                                   --------    --------
               Net cash used for investing activities ..........................    (18,771)    (24,299)
                                                                                   --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of long-term debt ...............................................       --        25,000
      Repurchase of preferred stock ............................................       (128)     (3,137)
      Dividends on preferred and common stock ..................................       (961)       (991)
      Issuance of common stock .................................................      6,170        --
      Repayment of long-term debt (Note 3) .....................................    (12,300)     (6,700)
      Net increase (decrease) in bank borrowings ...............................     12,447      (5,021)
      Other, net ...............................................................         11         700
                                                                                   --------    --------
               Net cash provided by financing activities .......................      5,239       9,851
                                                                                   --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        118        (434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................        304         690
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $    422    $    256
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ..................................   $  8,042    $  7,203
                                                                                   ========    ========
         Income taxes ..........................................................   $  1,824    $ 15,042
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

       Both PG Energy and Honesdale (collectively referred to as the "Company") are subject to the jurisdiction of the PPUC for rate and accounting purposes. The financial information of the Company that is incorporated in these consolidated financial statements has been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:

                                 Change in                      Calculated
    Effective                  Rate per MCF                Increase (Decrease)
      Date                From             To              in Annual Revenue
------------------    ------------    -------------     ----------------------

September 1, 1998        $ 4.18           $ 4.25             $ 1,900,000
June 1, 1998               3.95             4.18               5,800,000
March 1, 1998              4.05             3.95              (2,100,000)
December 1, 1997           4.49             4.05             (12,100,000)
March 1, 1997              4.18             4.49               8,300,000

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

 (3)   CONTRIBUTION OF CAPITAL

     On June 24, 1998, PEI converted $7.5 million of the outstanding loan balance from PG Energy to a contribution of capital.

(4)    ACCOUNTING CHANGES

       Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 had no effect on the Company's financial statements for the periods ended September 30, 1998.

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The provisions of this statement, which are effective for fiscal quarters beginning after June 15, 1999, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. While the Company generally has not used derivative instruments, it expects to adopt, to the extent necessary, the provisions of FASB Statement No. 133 in the third quarter of 1999. The impact of such adoption on the Company's future financial condition and results of operations will depend upon a number of factors, including the extent to which the Company may use derivative instruments, and the designation and effectiveness of such derivative hedging market risk.

(5)    COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a portion from PG Energy. PG Energy, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PG Energy does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                          PG ENERGY INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

       The following table expresses certain items in the consolidated statements of income of PG Energy Inc. ("PG Energy") as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1998 and 1997:

                                                          Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
                                                  --------------------------------      ------------------------------
                                                     1998                 1997             1998                1997
                                                  -----------          -----------      -----------         ----------

OPERATING REVENUES                                     100.0 %              100.0 %          100.0 %             100.0 %
    Cost of gas                                         40.2                 43.9             53.3                57.6
                                                       -----                -----            -----                ----
OPERATING MARGIN                                        59.8                 56.1             46.7                42.4
                                                       -----                -----            -----                ----

OTHER OPERATING EXPENSES:
    Operation                                           40.5                 37.2             18.0                14.5
    Maintenance                                          8.5                  9.2              3.5                 3.1
    Depreciation                                        16.0                 13.8              6.9                 5.2
    Income taxes                                       (13.4)               (13.4)             1.2                 2.6
    Taxes other than income taxes                       11.2                 12.3              8.1                 7.4
                                                       -----                -----             ----                ---
        Total operating expenses                        62.8                 59.1             37.7                32.8
                                                       -----                -----             ----                ----

OPERATING INCOME                                        (3.0)                (3.0)             9.0                 9.6

OTHER INCOME, NET                                        0.1                  0.6              0.7                 0.2

INTEREST CHARGES                                       (16.4)               (15.3)            (7.3)               (5.5)
                                                       ------               ------            -----               -----

NET INCOME (LOSS)                                      (19.3)               (17.7)             2.4                 4.3

DIVIDENDS ON PREFERRED
     STOCK                                              (2.1)                (1.9)            (0.9)               (0.7)
                                                        -----                -----            -----               -----

EARNINGS (LOSS) APPLICABLE
     TO COMMON STOCK                                   (21.4)%              (19.6)%            1.5 %               3.6  %
                                                       ======               ======            ====                 ====


     o Three Months Ended September 30, 1998, Compared With Three Months Ended September 30, 1997

     Operating Revenues. Operating revenues decreased $1.1 million (6.5%) from $16.3 million for the quarter ended September 30, 1997, to $15.2 million for the quarter ended September 30, 1998, primarily as a result of a 50 million cubic feet (4.0%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the warmer than normal temperatures during the third quarter of 1998 and colder than normal temperatures during the same period in 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 97 (46.2%) from 210 (175.0% of normal) during the third quarter of 1997 to 113 (94.2% of normal) during the third quarter of 1998.

       Cost of Gas. The cost of gas decreased $1.0 million (14.3%) from $7.1 million for the third quarter of 1997 to $6.1 million for the third quarter of 1998, primarily because of the aforementioned decrease in the volume of natural gas sold by PG Energy to its residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

       Operating Margin. The operating margin decreased $34,000 (0.4%) in the third quarter of 1998 compared to the third quarter of 1997. As a percentage of operating revenues, the margin increased from 56.1% in the third quarter of 1997 to 59.8% in the third quarter of 1998 due to the proportionately lower cost of gas during the period.

       Other Operating Expenses. Other operating expenses decreased $50,000 (0.5%) for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1998. This decrease was primarily attributable to a $201,000 (13.4%) decrease in maintenance expense and a $286,000 (14.3%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to the decrease in sales. The effects of these decreases were partially offset by a $196,000 (8.7%) increase in depreciation expense as a result of additions to utility plant and a $142,000 increase in income taxes from a credit of $2.2 million for the third quarter of 1997 to a credit of $2.0 million for the third quarter of 1998 due to a decrease in the loss before income taxes (for this purpose, operating income net of interest charges). As a percentage of operating revenues, other operating expenses increased from 59.1% during the quarter ended September 30, 1997, to 62.8% during the quarter ended September 30, 1998, primarily because of the lower level of operating revenues.

       Operating Income (Loss). As a result of the above, the operating loss decreased by $16,000 (3.3%) from $484,000 for the third quarter of 1997 to $468,000 for the third quarter of 1998, but remained unchanged as a percentage of total operating revenues for such periods.

       Other Income, Net. Other income, net decreased $70,000 (76.1%) from $92,000 for the three-month period ended September 30, 1997, to $22,000 for the three-month period ended September 30, 1998, largely because of an increase in property taxes on other physical property and a lower level of other income.

       Earnings (Loss) Applicable to Common Stock. The slight increase in the loss applicable to common stock of $63,000 (2.0%) from $3.2 million for the three-month period ended September 30, 1997, to $3.3 million for the three-month period September 30, 1998, was primarily the result of the lower level of other income, as discussed above. Despite the increase in loss applicable to common stock, the loss per share of common stock decreased $.04 per share from $.97 per share for the three-month period ended September 30, 1997 (including a $.01 per share premium on the repurchase of preferred stock) to $.93 per share for the three-month period ended September 30, 1998, as a result of the 5.3% increase in the weighted average number of shares outstanding.

     o Nine Months Ended September 30, 1998, Compared With Nine Months Ended September 30, 1997

       Operating Revenues. Operating revenues decreased $24.1 million (18.6%) from $129.4 million for the nine months ended September 30, 1997, to $105.3 million for the nine months ended September 30, 1998, primarily as a result of a
2.5 billion cubic feet (16.7%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the warmer than normal weather during the nine months ended September 30, 1998, and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 867 (20.8%) from 4,165 (102.2% of normal) during the nine months ended September 30, 1997, to 3,298 (80.9% of normal) during the nine months ended September 30, 1998.

       Cost of Gas. The cost of gas decreased $18.4 million (24.6%) from $74.5 million for the nine months ended September 30, 1997, to $56.2 million for the nine months ended September 30, 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

       Operating Margin. The operating margin decreased $5.7 million (10.4%) from $54.9 million in the nine months ended September 30, 1997, to $49.2 million in the nine months ended September 30, 1998, primarily because of the aforementioned reduction in sales to residential and commercial heating customers. As a percentage of operating revenues, the margin increased from 42.4% in the nine months ended September 30, 1997, to 46.7% in the nine months ended September 30, 1998, as a result of the proportionately lower cost of gas during the period.

       Other Operating Expenses. Other operating expenses decreased $ 2.6 million (6.1%) from $42.4 million for the nine-month period ended September 30, 1997, to $39.8 million for the nine-month period ended September 30, 1998. This decrease was primarily attributable to a $2.1 million (63.1%) decrease in income taxes from $3.4 million for the nine months ended September 30, 1997, to $1.3 million for the nine months ended September 30, 1998, due to a decrease in income before income taxes (for this purpose, operating income net of interest charges), and a $1.0 million (10.7%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to PG Energy's decrease in sales. The effects of these decreases were partially offset by a $598,000 (8.9%) increase in depreciation expense as a result of additions to utility plant. As a percentage of operating revenues, other operating expenses increased from 32.8% during the nine-month period ended September 30, 1997, to 37.7% during the nine-month period ended September 30, 1998, because of the lower level of operating revenues.

       Operating Income. As a result of the above, operating income decreased by $3.1 million (24.8%) from $12.5 million for the nine-month period ended September 30, 1997, to $9.4 million for the nine-month period ended September 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 9.6% in 1997 to 9.0% in the nine-month period ended September 30, 1998.

       Other Income, Net. Other income, net increased $553,000 from $244,000 for the nine-month period ended September 30, 1997, to $797,000 for the nine-month period ended September 30, 1998, largely because of a gain on the sale of land in June, 1998.

       Interest Charges. Interest charges increased by $547,000 (7.7%) from $7.1 million for the nine-month period of 1997 to $7.7 million for the nine-month period ended September 30, 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

       Net Income. The decrease in net income of $3.1 million (55.1%) from $5.6 million for the nine-month period ended September 30, 1997, to $2.5 million for the nine-month period ended September 30, 1998, was largely attributable to the lower level of revenues because of warmer than normal weather and the increased interest charges, as discussed above, the effects of which were partially offset by the increase in other income.

       Earnings (Loss) Applicable to Common Stock. The decrease in earnings applicable to common stock of $3.1 million (66.3%) from $4.6 million for the nine-month period ended September 30, 1997, to $1.6 million for the nine-month period September 30, 1998, as well as the decrease in earnings per share of common stock of $1.17 (72.2%) from $1.62 per share for the nine-month period ended September 30, 1997 (including a $.23 per share discount on the repurchase of preferred stock), to $.45 per share for the nine-month period ended September 30, 1998, were the result of the reduced net income, as discussed above, and the 2.8% increase in the weighted average number of shares outstanding.

RATE MATTERS

       Rate Increases. By Order adopted December 19, 1996, the Pennsylvania Public Utility Commission (the "PPUC") approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

       On March 16, 1998, PG Energy filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $15.0 million in additional annual revenue, to be effective May 15, 1998. On September 29, 1998, PG Energy and certain parties filing objections to the rate increase request filed a Settlement Petition with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. By Order adopted October 16, 1998, the PPUC approved the Settlement Petition and granted PG Energy an overall 4.1% increase in its base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:

                             Change in                   Calculated
     Effective             Rate per MCF             Increase (Decrease)
       Date             From         To              in Annual Revenue
------------------   ----------- -------------   --------------------------

September 1, 1998     $ 4.18       $ 4.25               $ 1,900,000
June 1, 1998            3.95         4.18                 5,800,000
March 1, 1998           4.05         3.95                (2,100,000)
December 1, 1997        4.49         4.05               (12,100,000)
March 1, 1997           4.18         4.49                 8,300,000

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $64.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has six bank lines of credit with an aggregate borrowing capacity of $63.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999. Honesdale has a $1.0 million revolving bank line of credit which provides for borrowing at the prime rate (currently 8.0%) and which matures in June, 1999. The Company intends to renew or replace these lines of credit as they expire. As of October 30, 1998, the Company had $39.2 million of borrowings outstanding under these bank lines of credit. In addition, as of October 30, 1998, PG Energy had $3.9 million outstanding under its borrowing arrangement with Pennsylvania Enterprises, Inc. ("PEI"), its parent company. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

       The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

       The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by the Company during the nine-month period ended September 30, 1998.

       PG Energy also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan and its Customer Stock Purchase Plan. During 1998 (through October 30) PG Energy realized $6.2 million from the issuance of common stock to PEI in connection with these plans.

Construction Expenditures and Related Financings

       Expenditures for the construction of utility plant totaled $20.0 million during the nine months ended September 30, 1998 and are currently estimated to be $10.0 million during the remainder of the year. These expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

       As of September 30, 1998, $46.7 million of long-term debt and $11.1 million of PG Energy's preferred stock was required to be repaid within twelve months. The $46.7 million of long-term debt includes $36.7 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999 and $10.0 million of PG Energy's 9.23% series first mortgage bonds which are due September 1, 1999. The $11.1 million of PG Energy preferred stock includes $11.0 million relative to all of the outstanding shares of PG Energy's 9% cumulative preferred stock, $100 par value, which have been called for redemption on December 1, 1998, at a price of $104 per share, plus accrued dividends.

         PG Energy intends to finance its current maturities of long-term debt and preferred stock with internally generated funds and bank borrowings pending the periodic issuance of long-term debt and capital stock.

Year 2000

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, is scheduled to be completed by March 31, 1999, for all applications and devices that could have a material effect on the Company's operations, and by June 30, 1999, with respect to all other issues. The plan involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company is utilizing both internal resources and contract personnel to implement the plan, which is currently on schedule. In view of the substantial progress that has been made to date, management does not anticipate the expenditures necessary to carry out the plan will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company is in the process of replacing its financial and human resource systems with purchased software. The installation of these new systems, along with modifications currently being made to the Company's customer information system and upgrading of its operating system software, will resolve the primary year 2000 issues. The new financial and human resource systems are anticipated to be fully tested and operational by January, 1999, while the modifications and testing of the customer information system and the upgrading of its Company's operating system software are now anticipated to be completed by March 31, 1999.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company is in the process of surveying approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly initiate appropriate contingency planning should the occasion warrant.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 compliance; industrial, commercial and residential growth in the service territories of the Company and its subsidiary; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiary are subject or other external factors over which the Company has no control; and general economic conditions, in each case curing the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

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



                                                           PG ENERGY INC.
                                                           (Registrant)

Date:November 5, 1998     By:                       /s/ Donna M. Abdalla
                                                         Donna M. Abdalla
                                                        Acting Secretary

Date:November 5, 1998      By:                      /s/ John F. Kell, Jr.
                                                        John F. Kell, Jr.
                                              Vice President, Financial Services
                                               (Principal Financial Officer and
                                                  Principal Accounting Officer)