Form 10-K
period 1998-12-31
PG ENERGY INC
filed 1999-03-02
CIK 77242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 1-3490


                                 PG ENERGY INC.
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                    24-0717235
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           One PEI Center
    Wilkes-Barre, Pennsylvania                            18711-0601
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (570) 829-8843

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                         PREFERRED STOCK, $100 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1999: None

All Common Stock of the registrant is held by its parent company, Pennsylvania Enterprises, Inc.

The number of shares of Common Stock, no par value, outstanding as of February 24, 1999: 3,494,418 shares

Documents incorporated by reference:  NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTIONS I (1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I

     Item 1.     BUSINESS...............................................     1

     Item 2.     PROPERTIES.............................................    12

     Item 3.     LEGAL PROCEEDINGS......................................    12

     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    12

PART II

     Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.......................    13

     Item 6.     SELECTED FINANCIAL DATA................................    *

     Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............    14

     Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    24

     Item 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE................    48

PART III

     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   *

     Item 11.    EXECUTIVE COMPENSATION...................................   *

     Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................   *

     Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   *

PART IV

     Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K.........................................  49**

                 SIGNATURES...............................................  53

* These items have been omitted from this Form 10-K as Registrant meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

**   The "Index to Exhibits" is located on page 54.

                                     PART I


ITEM l.       BUSINESS

GENERAL

       PG Energy Inc. (PG Energy) is a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"). PG Energy, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, is engaged in the distribution of natural gas. On February 14, 1997, PG Energy acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), a regulated public utility engaged in distributing natural gas to portions of Wayne and Pike Counties, in an area adjacent to PG Energy's service territory. Until February 16, 1996, when its water utility operations were sold, PG Energy was also engaged in the distribution of water (See "-Sale of Water Utility Operations"). Both PG Energy and Honesdale are regulated by the Pennsylvania Public Utility Commission (the "PPUC"). As of December 31, 1998, PG Energy provided service to approximately 148,900 natural gas customers and Honesdale provided service to approximately 3,300 customers.

       PG Energy and Honesdale employed approximately 565 persons as of December 31, 1998.

Restructuring of Natural Gas Industry

       The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is occurring in the electric industry which competes with the natural gas industry for many of the same energy uses.

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

       Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 600 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 54% of PG Energy's total gas deliveries in 1998, are charged rates approved by the PPUC which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

       Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to its customers effective November 1, 1997. During 1998 approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of PG Energy and the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 148,900 customers. However, the actual timing of such filing may be influenced by the terms of the legislation, as discussed below, which PG Energy currently believes that Pennsylvania may enact in 1999 requiring that all customers of LDCs have the right, within the next one to two years, to receive transportation service and to choose the supplier of their natural gas.

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

       PG Energy believes that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1999. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

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

       Number and Type of Customers. At December 31, 1998, the Company had approximately 152,200 natural gas customers, from which it derived total natural gas revenues of $158.7 million during 1998. The following chart shows a breakdown of the types of customers and the percentages of gas revenues generated by each type of customer in 1998:

Type of Customer            % of Customers             % of Revenues

Residential                        90.8%                   66.7%
Commercial                          8.9                    24.1*
Industrial                          0.2                     7.7*
Other Users                         0.1                     1.5
                              ---------                --------
    Total                         100.0%                  100.0%
                              =========                ========
*  Includes the 2.6% of total gas revenues derived from interruptible customers.

       During 1998, the Company delivered an estimated total of 45,969,700 MCF of natural gas to its customers, of which 45% was sold at normal tariff rates, 54% represented gas transported for customers and 1% was sold under the Alternate Fuel Rate (as described below).


       The Company sells gas to "firm" customers with the understanding that their supply will not be interrupted except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted at any time under the conditions set forth in their contracts for gas service. In 1998 a total of 5,461,250 MCF of natural gas was sold to interruptible customers, of which 5,210,078 MCF was transported for such customers, which together represented 12% of the total deliveries of natural gas to the Company's customers during 1998.

       PG Energy's largest natural gas customer accounted for less than 1% of its operating revenues in 1998.

       Transportation and Storage Service. In accordance with current regulations of the PPUC, PG Energy provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. The PPUC has, however, allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to all of its approximately 3,300 customers effective November 1, 1997. During 1998, approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from Energy Services, the only marketer currently selling gas to customers served by Honesdale.

       Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, firm transportation customers are offered a "storage service" pursuant to which such customers may have gas delivered during the period from April through October for storage and redelivery during the winter period. The Company also offer firm transportation customers a "standby service" under the terms of which the customer will be supplied with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

       Set forth below is a summary of the gas transported by the Company and the number of customers using transportation service from 1996 to 1998:

                                                   Volume of Gas Transported (MCF)
                                     ---------------------------------------------------------
                   Number of           Interstate           Pennsylvania
  Year             Customers              Gas                    Gas               Total
-----------     ----------------     ----------------     -------------------   --------------

   1998             1,736 (a)          24,669,000                      -         24,669,000
   1997             1,244 (a)          22,584,000                 99,000         22,683,000
   1996               503              15,959,000              4,459,000         20,418,000

  (a)    Includes  1,148  and  729  residential  and  commercial   customers  of
         Honesdale   receiving   transportation   service   in  1998  and  1997,
         respectively.

       During 1999, the Company expects to transport approximately 28,000,000 MCF of natural gas.

       The rates charged by the Company for the transportation of interstate gas are essentially equal to their tariff rates for the sale of gas with all gas costs removed. Accordingly, the transportation of interstate gas has had no significant adverse effect on earnings. Prior to January 15, 1997, the rates charged for the transportation of Pennsylvania-produced natural gas ("Pennsylvania gas") were lower than those charged for the transportation of interstate gas. As a result, the rates charged for the transportation of Pennsylvania gas yielded considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. However, as of January 15, 1997, in connection with PG Energy's rate increase which was effective on such date (see "-Rates"), the lower rates charged for the transportation of Pennsylvania gas were eliminated and those rates were conformed with the rates charged for the transportation of interstate gas. The elimination of such differential was the primary reason for the dramatic decrease in the volume of Pennsylvania-produced gas transported by the Company in 1997 and its elimination in 1998.

       Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG Energy's normal tariff rates, PG Energy is permitted by the PPUC to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG Energy's revenues under the Alternate Fuel Rate amounted to $1.7 million in 1998, $2.4 million in 1997 and $1.8 million in 1996. These revenues reflected the sale of 582,000 MCF, 651,000 MCF and 491,000 MCF in 1998, 1997 and 1996, respectively. It is presently anticipated that approximately 600,000 MCF will be sold under the Alternate Fuel Rate in 1999. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

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

       As of February 1, 1994, PG Energy began to recover the Gas Transition Costs billed by its interstate pipelines through an increase in its PGC rate. As of December 31, 1998, PG Energy had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PG Energy expects. Of this amount, $857,000 was recovered by PG Energy over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PG Energy in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 was recovered by PG Energy in its PGC rate that was effective December 1, 1996.

       The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PG Energy began recovering the Non-Gas Transition Costs billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. As of December 31, 1998, $10.6 million of such Non-Gas Transition Costs were billed to PG Energy and recovered from its customers. PG Energy does not presently anticipate that it will be billed for any additional amount of Non-Gas Transition Costs by its interstate pipelines.

       Sources of Supply. The Company purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for varying periods of more or less than one year, but frequently for the following heating season (i.e., November through March). Depending upon their terms, these contracts may or may not provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 28% of the Company's total purchases of natural gas in 1998. Three other suppliers accounted for 23%, 20% and 10%, respectively, of the Company's total purchases of natural gas in 1998. No other suppliers accounted for more than 10% of the Company's purchases during 1998.

       The purchases of natural gas by the Company during 1998 and 1997 and by PG Energy during 1996 are summarized below:

                                           Volume                   Average
      Year                             Purchased (MCF)           Cost per MCF*
-----------------                  ------------------------   -----------------

      1998                               22,763,000                  $3.86
      1997                               26,540,000                  $3.78
      1996                               27,955,000                  $3.83

*        At the entry points on the Company's distribution systems.

       During 1999, the Company expects to purchase approximately 27,500,000 MCF of natural gas under seasonal or other contracts of more or less than one year at a currently projected average cost of $3.63 per MCF.


       The Company presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1999, and the Company believes that it will be able to obtain sufficient supplies to meet the demands of their existing customers beyond October, 1999, and to serve new customers (of which approximately 2,500 are expected to be added in 1999).

       Pipeline Transportation and Storage Entitlements. Pursuant to the terms of Order 636, the Company has entered into agreements with their former interstate pipeline suppliers providing for the firm long haul transportation by those pipelines on a daily basis of the following quantities of gas:


                                                                   Daily                  Percentage of Total
                               Expiration                     Transportation                Transportation
    Pipeline                    Date (a)                     Entitlement (MCF)                Entitlement
------------------    -----------------------------      -------------------------     --------------------------

Transco               Various through 2015                          74,100 (b)                   61.2%
Tennessee             1999 and 2000                                 35,983 (c)                   29.7
Columbia              2004                                          11,016                        9.1
                                                         -------------------------     --------------------------
                                                                   121,099                      100.0%
                                                         =========================     ==========================

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

   (c) Includes up to 3,416 MCF per day that Honesdale can transport during the period November through January pursuant to an agreement with Tennessee that extends through November, 2000.

       The Company has also contracted with its former interstate pipeline suppliers and the New York State Electric and Gas Company ("NYSEG") for the following volumes of gas storage and storage withdrawals:

                                                                                             Maximum
                                    Expiration                Total Storage              Daily Withdrawal
   Pipeline/Party                    Date (a)                   (MCF) (b)               From Storage (MCF)
-----------------------    -----------------------------    -------------------     ----------------------------

Transco                    Various through 2013                   6,200,000                      86,884
Tennessee                  November 1, 2000                       3,700,000                      25,310 (d)
Columbia                   October 31, 2004                       1,100,000                      16,036
NYSEG (c)                  March 31, 2002                           290,000                      28,093
                                                            -------------------     ----------------------------
                                                                 11,290,000                     156,323
                                                            ===================     ============================

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

   (d) Includes 2,279 MCF that may be delivered to Honesdale under the terms of the storage contract with Tennessee.

       Based on its present pipeline transportation and storage entitlements, the Company is entitled to a maximum daily delivery of the following quantities of gas:

                         Firm Pipeline            Withdrawals
                         Transportation          From Storage                                Percentage
    Pipeline                 (MCF)                   (MCF)               Total (MCF)            of Total
------------------     -------------------     -------------------    ------------------     ----------------

Transco                     74,100 (a)             114,977 (c)              189,077               68.2%
Tennessee                   35,983 (b)              25,310 (d)               61,293               22.1
Columbia                    11,016                  16,036                   27,052                9.7
                       -------------------     -------------------    ------------------     ----------------
                           121,099                 156,323                  277,422              100.0%
                       ===================     ===================    ==================     ================

     (a) Includes 3,300 MCF that may be transported by PG Energy during the period December through February.

     (b) Includes up to 3,416 MCF that may be transported by Honesdale during the period November through January.

     (c) Includes 28,093 MCF that may be delivered under the terms of the storage contract with NYSEG and the abandonment of Transco's
         LGA  storage service.

     (d) Includes 2,279 MCF that may be delivered to Honesdale under the terms of the storage contract with Tennessee.

      In accordance with the provisions of Order 636, the Company may release to customers and other parties the portions of firm pipeline transportation and storage entitlements which are in excess of their requirements. Such releases may be made upon notice in accordance with the provisions of Order 636 and for a consideration not in excess of the cost of the respective entitlement. Releases may be made for periods ranging from one day to the remaining term of the entitlement.

       Since September 1, 1993, PG Energy has released portions of its firm pipeline transportation capacity to third parties for varying periods extending up to three years. Honesdale has also released portions of its firm pipeline transportation capacity since August 1, 1997. During 1998, the average daily capacity so released was 32,674 MCF, and the maximum capacity released on any one day in 1998 was 41,473 MCF. Through December 31, 1998, the Company had not, however, released any storage capacity on the open market via the pipeline electronic bulletin boards.

       The Company believes it has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

       Peak Day Requirements. The Company plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 354,000 MCF, of which 257,000 MCF would be required for customers to whom the Company provides retail sales service and 97,000 MCF would be required for customers for whom the Company provides transportation service through its distribution systems. The Company's historic maximum daily sendout is 313,446 MCF, which occurred on January 17, 1997, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was 5 degrees Fahrenheit.

     Capital Expenditures. Capital expenditures totaled $28.2 million during 1998, and are estimated to be $18.4 million during 1999.

       Regulation. The natural gas utility operations of the Company are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties, the design, installation, testing, construction, and maintenance of pipeline facilities and various other matters associated with broad regulatory authority.

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

       PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. PG Energy paid $175,000 to the party performing the remediation in settlement of a claim for PG Energy's share of such remediation costs. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

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

       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To          In Annual Revenue
----------------------------     ----------    -----------   -------------------

December 1, 1998                   $4.25         $4.53            $  7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

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

       Tax Surcharge Adjustments. Regulations of the PPUC provide for the Company to apply a state tax adjustment surcharge tariff to bills for gas service to recoup any increased taxes or pass through any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. Honesdale is currently refunding approximately $11,000 of decreased taxes on an annual basis in accordance with these regulations, while no state tax adjustment surcharge is presently being applied to PG Energy's bills for gas service.

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

       Number and Type of Customers. At December 31, 1995, PG Energy had approximately 133,400 water customers from which it derived total water revenues of $7.5 million during the period January 1 through February 15, 1996.

       Filtration of Water Supplies. All of PG Energy's water customers were supplied with filtered water (except for several hundred who were supplied with ground water from wells). The filtration of PG Energy's water supplies was performed at ten water treatment plants, located throughout PG Energy's water service area, which had an aggregate daily capacity of 101.1 million gallons.

       Construction Expenditures. PG Energy's construction expenditures for water utility plant totaled $815,000 during the period January 1 through February 15, 1996.

ITEM 2.       PROPERTIES

       Gas. The Company's gas systems consist of approximately 2,439 miles of distribution lines, eleven city gate and 81 major regulating stations and miscellaneous related and additional property. The Company believes that its gas utility properties are adequately maintained and in good operating condition in all material respects.

       Most of PG Energy's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures from PG Energy to First Trust of New York, National Association, as Trustee.

     Land. As of February 24, 1999, PG Energy owned approximately 44,000 acres of undeveloped land situated in northeastern Pennsylvania.

ITEM 3.       LEGAL PROCEEDINGS

       There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1998, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                                           PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Registrant's common stock is owned entirely by PEI and is not traded.

       PG Energy did not pay any cash dividends on common stock during the years ended December 31, 1998 and 1997.

       Information relating to restrictions on the payment of dividends by PG Energy is set forth in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING OF NATURAL GAS INDUSTRY

       PG Energy Inc. ("PG Energy"), a subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale") (collectively referred to as ("the Company"), are regulated public utilities engaged in the sale and distribution of natural gas. The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also occurring in the electric industry which competes with the natural gas industry for many of the same energy uses.

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

       Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 600 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 54% of PG Energy's total gas deliveries in 1998, are charged rates approved by the PPUC which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

       Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to its customers effective November 1, 1997. During 1998, approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of the Company and the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 148,900 customers. However, the actual timing of such filing may be influenced by the terms of the legislation, as discussed below, which PG Energy currently believes that Pennsylvania may enact in 1999 requiring that all customers of LDCs have the right, within the next one to two years, to receive transportation service and to choose the supplier of their natural gas.

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

       PG Energy believes that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1999. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

DISCONTINUED OPERATIONS

       Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among PEI, PG Energy, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, PEI and PG Energy sold substantially all of the assets, properties and rights of PG Energy's water utility operations to Pennsylvania-American on February 16, 1996 (see "Liquidity and Capital Resources Sale of Water Utility Operations").

       In accordance with generally accepted accounting principles, the Company's consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations" and the following sections of Management's Discussion and Analysis generally relate only to the Company's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

       The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1998, 1997 and 1996:

                                       Percentage of Operating Revenues
                                     -----------------------------------
                                          Year Ended December 31,
                                     -----------------------------------
                                        1998      1997       1996
                                     ---------  -------   ------------

OPERATING REVENUES ................     100.0%    100.0%    100.0%
    Cost of gas ...................      54.2      58.2      55.0
                                     --------   -------   -------
OPERATING MARGIN ..................      45.8      41.8      45.0
                                     --------   -------   -------
OPERATING EXPENSES:
    Operation .....................      15.7      12.9      15.6
    Maintenance ...................       3.0       2.7       3.4
    Depreciation ..................       6.1       4.7       4.7
    Income taxes ..................       2.7       3.9       4.0
    Taxes other than income taxes .       7.0       6.1       6.9
                                     --------   -------   -------
        Total operating expenses ..      34.5      30.3      34.6
                                     --------   -------   -------
OPERATING INCOME ..................      11.3      11.5      10.4

OTHER INCOME, NET .................       0.4       0.1       0.1

INTEREST CHARGES ..................      (6.6)     (5.2)     (4.6)
                                     --------   -------   -------
INCOME FROM CONTINUING OPERATIONS .       5.1       6.4       5.9

LOSS WITH RESPECT TO DISCONTINUED
    OPERATIONS ....................       --        --       (0.2)
                                     -------    -------   -------
NET INCOME ........................       5.1       6.4       5.7

DIVIDENDS ON PREFERRED STOCK ......      (0.7)     (0.7)     (1.1)  (1)
                                     --------   -------   -------
EARNINGS APPLICABLE TO COMMON STOCK       4.4%      5.7%      4.6%
                                     ========   =======   =======

(1) None of the dividends on preferred stock was allocated to the discontinued operations.

o Year Ended December 31, 1998, Compared With Year Ended December 31, 1997

       Operating Revenues. Operating revenues decreased $31.6 million (16.6%) from $190.6 million for 1997 to $159.0 million for 1998, primarily as a result of a 3.9 billion cubic feet (17.0%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the warmer than normal temperatures during 1998 and colder than normal temperatures during 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 1,202 (18.5%) from 6,498 (103.3% of normal) during 1997 to 5,296 (84.2% of normal)
during 1998.

       Cost of Gas. The cost of gas decreased $24.7 million (22.3%) from $110.9 million for 1997 to $86.2 million for 1998, primarily because of the aforementioned decrease in the volume of natural gas sold by PG Energy to its residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

       Operating Margin. The operating margin decreased $6.9 million (8.6%) from $79.7 million in 1997 to $72.8 million in 1998, primarily as a result of the decrease in sales as a result of the warmer weather in 1998 as noted above. As a percentage of operating revenues, the margin increased from 41.8% in 1997 to 45.8% in 1998 due to the proportionately lower cost of gas during the period.

       Other Operating Expenses. Other operating expenses decreased $2.9 million (5.1%) from $57.7 million for 1997 to $54.8 million for 1998. This decrease was primarily attributable to a $3.1 million (42.1%) decrease in income taxes from $7.3 million for 1997 to $4.2 million for 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges). Also contributing to this decrease was the effect of the reversal of $1.9 million of previously expensed other postretirement benefit costs relative to the period January 1, 1993, through January 15, 1997, recovery of which was approved by the PPUC over a fifteen year period beginning November 1, 1998, a $364,000 (7.0%) decrease in maintenance expense and a $483,000 (4.1%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax related to the decrease in sales. The effects of these decreases were partially offset by increased amortization of computer software costs and a $641,000 (7.1%) increase in depreciation expense as a result of additions to utility plant. As a percentage of operating revenues, other operating expenses increased from 30.3% during 1997 to 34.5% during 1998, primarily because of the lower level of operating revenues.

       Operating Income. As a result of the above, operating income decreased by $3.9 million (17.9%) from $22.0 million for 1997 to $18.0 million for 1998, and decreased as a percentage of total operating revenues for such periods from 11.5% to 11.3%.

     Other Income, Net. Other income, net increased $551,000 from $100,000 for 1997 to $651,000 for 1998, largely because of a gain on the sale of land in June, 1998.

       Interest Charges. Interest charges increased by $558,000 (5.6%) from $10.0 million for 1997 to $10.5 million for 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

       Income From Continuing Operations. Income from continuing operations decreased $3.9 million (32.5%) from $12.1 million for 1997 to $8.2 million for 1998. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin and the increase in interest charges.

       Dividends on Preferred Stock. Dividends on preferred stock decreased $121,000 (9.2%) from $1.3 million for 1997 to $1.2 million for 1998, primarily as a result of the repurchase by PG Energy in December 1998 of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Earnings Applicable to Common Stock. The decrease in earnings applicable to common stock of $3.8 million (35.4%) from $10.8 million for 1997 to $7.0 million for 1998 was primarily the result of the reduced operating margin and increased interest charges discussed above. These same factors, along with premiums of $.30 per share during 1998 and discounts of $.23 per share during 1997 on the repurchase of preferred stock, accounted for the decrease in earnings per share of common stock of $1.75 from $3.49 per share for 1997 to $1.74 per share for 1998. Also contributing to the decrease in earnings per share of common stock was the 3.5% increase in the weighted average number of shares outstanding as a result of the issuance of shares during 1998. (See Liquidity and Capital Resources - Long-Term Debt and Capital Stock Financings).

o      Year Ended December 31, 1997, Compared With Year Ended December 31, 1996

       Operating Revenues. Operating revenues increased $30.0 million (18.7%) from $160.6 million for 1996 to $190.6 million for 1997, primarily as a result of higher levels in PG Energy's gas cost rate and the effect of the rate increase granted PG Energy by the PPUC which became effective on January 15, 1997, (see "Rate Matters"). The effect of the increases in rates was partially offset by a 749,000 cubic feet (2.9%) decrease in deliveries to PG Energy's residential and commercial heating customers. There was a decrease of 129 (1.9%) heating degree days from 6,627 (105.3% of normal) during 1996 to 6,498 (103.3% of normal) during 1997. Operating revenues of Honesdale totaling $3.0 million from its February 14, 1997, acquisition date through December 31, 1997, also contributed to the increased operating revenues.

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

       Other Operating Expenses. Other operating expenses, including depreciation and income taxes, increased $2.1 million (3.8%) from $55.6 million for 1996 to $57.7 million for 1997. As a percentage of operating revenues, total operating expenses decreased from 34.6% during 1996 to 30.3% during 1997, largely as a result of the proportionately greater increase in operating revenues. The increase in other operating expenses was primarily the result of a $1.4 million (18.1%) increase in depreciation expense attributable to additions to utility plant and a $629,000 (5.7%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PG Energy and the sales by Honesdale from its acquisition date.

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

       Interest Charges. Interest charges increased $2.6 million (35.5%) from $7.3 million for 1996 to $10.0 million for 1997. This increase was largely attributable to bank borrowings to finance construction expenditures and for other working capital needs and the reduction in PG Energy's interest expense in 1996 resulting from the repayment of its $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

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

       Dividends on Preferred Stock. Dividends on preferred stock decreased $418,000 (24.2%) from $1.7 million for 1996 to $1.3 million for 1997, primarily as a result of the repurchase by PG Energy in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,560 shares of the 4.10% cumulative preferred stock in 1997.

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


       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                 Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To         In Annual Revenue
----------------------------     ----------    -----------   ------------------

December 1, 1998                   $4.25         $4.53            $  7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

       Effects of Inflation. When utility property reaches the end of its useful life and must be replaced, the Company will incur replacement costs in amounts that due to the effects of inflation would materially exceed either the original cost or the accrued depreciation of such property as reflected on its books of account. However, the cost of such replacement property would be includable in rate base, and the Company would be entitled to recover depreciation expense and earn a return thereon, to the extent that its investment in such property was prudently incurred and the property is used and useful in furnishing public utility service.

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

       The cash flow from the Company's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the Company's practice to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt. Bank borrowings are also used for the seasonal funding of the Company's gas purchases and increases in customer accounts receivable.

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $67.0 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $64.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and 2000. Honesdale has a $3.0 million revolving bank line of credit which provides for borrowing at a fixed rate of 6.75% and which matures in November, 1999. The Company intends to renew or replace these lines of credit as they expire. As of February 24, 1999, the Company had $32.6 million of borrowings outstanding under these bank lines of credit. In addition, as of February 24, 1999, PG Energy had approximately $9.6 million outstanding under its borrowing arrangement with PEI, its parent company. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

       The  Company  believes  that it will be able to raise in a timely  manner
such  funds  as  are   required  for  its  future   construction   expenditures,
refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

       The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings consummated since the beginning of 1997, exclusive of interim bank borrowings.

       On September 12, 1997, PG Energy borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-quarter of one percent (5.440% as of February 24, 1999). Under the terms of the Term Loan Agreement, PG Energy can choose interest rate periods of one, two, three or six months. PG Energy utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

       On September 30, 1997, PG Energy issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "6.92% Senior Notes"). The proceeds from the issuance of the 6.92% Senior Notes were used by PG Energy to repay $25.0 million of its bank borrowings.

       PG Energy also obtains external funds from the sale of its common stock to PEI in connection with PEI's Dividend Reinvestment and Stock Purchase Plan (the "DRP") and its Customer Stock Purchase Plan (the "Customer Plan"). During 1998 PG Energy realized $6.2 million from the issuance of common stock to PEI in connection with these plans. PG Energy did not issue any shares of its common stock to PEI in connection with the DRP or the Customer Plan during 1997 because of the reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale.

Capital Expenditures and Related Financings

       Capital expenditures for the construction of utility plant totaled $28.2 million, $30.2 million and $29.2 million during 1998, 1997 and 1996, respectively. Such expenditures were financed with internally-generated funds and bank borrowings.

       The Company estimates that its capital expenditures will total $18.4 million during 1999, and will approximate $18.0 million in each of the years 2000 and 2001. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

       As of December 31, 1998, $68.2 million of PG Energy's long-term debt was required to be repaid within twelve months. The $68.2 million of long-term debt includes $51.3 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999, $10.0 million of PG Energy's 9.23% series first mortgage bonds which are due September 1, 1999, and $6.9 million of borrowings from PEI which are due December 31, 1999.

       PG Energy intends to finance its current maturities of long-term debt with internally generated funds and bank borrowings, and by the periodic issuance of long-term debt and capital stock.



Year 2000 Readiness Disclosure

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

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, which had been largely expended as of December 31, 1998, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and the substantial progress that has been made to date, management does not anticipate that the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications currently being made to the Company's customer information system and upgrading of its operating system software, will resolve the primary year 2000 issues. The modifications and testing of the customer information system and the upgrading of the Company's operating system software are now anticipated to be completed by March 31, 1999.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company is in the process of surveying approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company is currently evaluating its existing emergency and disaster recovery plans. These plans will be modified, as deemed appropriate, based, among other considerations, on the Company's assessment of the year 2000 compliance of its critical suppliers and vendors. These plans, as so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.

Market Risk Disclosures

       The Company's primary market risk exposures relate to market prices for natural gas and changes in long-term interest rates.

       While the Company does not utilize derivative commodity instruments for trading purposes, it does purchase natural gas for periods of more or less than one year which, depending upon the terms of such contracts, may or may not provide for an adjustment each month in the cost of gas purchased pursuant thereto, based on the then current market prices for natural gas. Pursuant to regulations of the PPUC, the Company is permitted to recover prudently incurred gas costs from its customers. Accordingly, the associated commodity price risks are limited.

       The Company utilizes long-term debt as a primary source of its capital and, therefore, is exposed to changes in interest rates. At December 31, 1998, the Company had fixed-rate long-term debt aggregating $80.0 million. In addition, the Company had $83.2 million of variable rate long-term debt, including long-term borrowings under its bank lines of credit, for which the interest rates are generally set, at the Company's option, for periods of one, two or three months. If market interest rates were to average 50 basis points (0.50%) more in 1999 than in 1998, it is estimated that the Company's interest expense would increase by approximately $300,000. This amount has been calculated by considering the impact of the hypothetical interest rates on the Company's variable-rate debt and also the fixed-rate debt that matures in 1999. In the event of a significant change in interest rates, the Company would take such action, including the filing of rate increase requests with the PPUC as it considers necessary, to mitigate the impact of the change. The Company has not historically employed derivative financial instruments, except for the use, in one instance, of an interest rate cap.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 disruptions; industrial, commercial and residential growth in the service territories of the Company; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company and the reports of independent accountants thereon are presented on pages 25 through 47 of this Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of PG Energy Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 49 present fairly, in all material respects, the financial position of PG Energy Inc., and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of PG Energy Inc. for the year ended December 31, 1996, were audited by other independent accountants whose report dated February 19, 1997, expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 17, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To PG Energy Inc.:

We have audited the statements of income and cash flows of PG Energy Inc. ("PG Energy"), formerly known as Pennsylvania Gas and Water Company (a Pennsylvania corporation and wholly-owned subsidiary of Pennsylvania Enterprises, Inc.) for the year ended December 31, 1996. These financial statements are the responsibility of PG Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PG Energy Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 1996 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                          ARTHUR ANDERSEN LLP


New York, N.Y.
February 19, 1997

                  PG ENERGY INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31,
                                                -------------------------------------------
                                                    1998            1997          1996
                                                -------------   -------------- ------------
                                                            (Thousands of Dollars)

OPERATING REVENUES ..........................   $   158,951    $   190,567    $   160,594
     Cost of gas ............................        86,164        110,905         88,291
                                                -----------    -----------    -----------
OPERATING MARGIN ............................        72,787         79,662         72,303
                                                -----------    -----------    -----------

OTHER OPERATING EXPENSES:
     Operation ..............................        24,884         24,534         25,070
     Maintenance ............................         4,837          5,201          5,513
     Depreciation ...........................         9,627          8,986          7,612
     Income taxes ...........................         4,237          7,321          6,364
     Taxes other than income taxes ..........        11,174         11,657         11,028
                                                 -----------    ----------    -----------
         Total other operating expenses .....        54,759         57,699         55,587
                                                -----------    -----------    -----------

OPERATING INCOME ............................        18,028         21,963         16,716

OTHER INCOME, NET ...........................           651            100            143
                                                 -----------    ----------    -----------

INCOME BEFORE INTEREST CHARGES ..............        18,679         22,063         16,859
                                                -----------    -----------    -----------

INTEREST CHARGES:
    Interest on long-term debt ..............        10,204          9,481          6,862
    Other interest ..........................           398            700            658
    Allowance for borrowed funds used
     during construction ....................           (94)          (231)          (177)
                                                -----------    ------------   -----------
       Total interest charges ...............        10,508          9,950          7,343
                                                -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS ...........         8,171         12,113          9,516

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
     (Note 2) ...............................          --             --             (363)
                                                -----------    ----------     -----------

NET INCOME ..................................         8,171         12,113         9,153

DIVIDENDS ON PREFERRED STOCK ................         1,191          1,312         1,730
                                                -----------    -----------    -----------

EARNINGS APPLICABLE TO COMMON STOCK .........   $     6,980    $    10,801    $     7,423
                                                ===========    ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK:
     Continuing operations ..................   $      2.04    $      3.26   $       2.16
     Discontinued operations ................          --             --            (0.10)
                                                -----------    -----------    -----------
     Income before discount (premium) on
     repurchase of preferred stock ..........         2.04            3.26           2.06
     Discount (premium) on repurchase
     of preferred stock .....................        (0.30)           0.23          (0.37)
                                               -----------    ------------    -----------
     Earnings per share of common stock .....  $      1.74    $       3.49    $      1.69
                                               ===========    ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    3,429,597       3,314,155      3,601,072
                                               ===========    ============    ===========





The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -----------------------
                                                       1998          1997
                                                     ----------    ---------
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .............................   $ 376,685    $ 351,106
    Accumulated depreciation .....................     (95,735)     (88,129)
                                                     ---------    ---------
                                                       280,950      262,977
                                                     ---------    ---------

OTHER PROPERTY AND INVESTMENTS ...................       3,981        4,459
                                                     ---------    ---------

CURRENT ASSETS:
    Cash and cash equivalents ....................         768          304
    Accounts receivable -
       Customers .................................      18,475       23,551
       Affiliates, net ...........................        --             63
       Others ....................................         269          280
       Reserve for uncollectible accounts ........      (1,080)      (1,168)
    Accrued utility revenues .....................      11,472       11,680
    Materials and supplies, at average cost ......       2,758        2,716
    Gas held by suppliers, at average cost .......      22,320       21,933
    Deferred cost of gas and supplier refunds, net       6,058        6,182
    Prepaid income taxes .........................       1,560         --
    Prepaid expenses and other ...................       2,582        1,767
                                                      --------     --------
                                                        65,182       67,308
                                                      --------     --------

DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ................      31,097       30,592
       Other .....................................       8,598        4,415
    Unamortized debt expense .....................         964        1,164
    Other ........................................          25          225
                                                      --------      -------
                                                        40,684       36,396
                                                      --------      -------





TOTAL ASSETS .....................................   $ 390,797    $ 371,140
                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------   ----------
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see accompanying statements):
    Common shareholder's investment ..................   $126,638   $107,425
    Preferred stock of PG Energy -
       Not subject to mandatory redemption, net ......      4,831     15,864
       Subject to mandatory redemption ...............        240        640
    Long-term debt -
       Parent ........................................       --       23,500
       Other .........................................     95,000    106,000
                                                         --------    -------
                                                          226,709    253,429
                                                         --------    -------
CURRENT LIABILITIES:
    Current portion of long-term debt -
       Parent ........................................      6,900       --
       Other .........................................     61,348     24,776
    Preferred stock subject to repurchase or mandatory
       redemption ....................................       --           80
    Notes payable ....................................      1,200      2,170
    Accounts payable -
       Suppliers .....................................     15,659     14,515
       Parent ........................................        674        199
       Affiliates, net ...............................          3       --
    Accrued general business and realty taxes ........      1,464      2,797
    Accrued income taxes .............................       --        4,946
    Accrued interest .................................      1,807      1,844
    Accrued natural gas transition costs .............       --        1,087
    Other ............................................      1,149      1,188
                                                         --------    -------
                                                           90,204     53,602
                                                         --------    -------
DEFERRED CREDITS:
    Deferred income taxes ............................     60,211     52,207
    Unamortized investment tax credits ...............      4,424      4,596
    Operating reserves ...............................      2,836      2,825
    Other ............................................      6,413      4,481
                                                         --------   --------
                                                           73,884     64,109
                                                         --------   --------


TOTAL CAPITALIZATION AND LIABILITIES .................   $390,797   $371,140
                                                         ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                            ---------------------------------------
                                                                                1998          1997          1996
                                                                            -----------   -----------   -----------
                                                                                     (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                               $ 8,171      $ 12,113       $ 9,516
      Gain on sale of other property                                              (917)            -             -
      Effects of noncash charges to income -
          Depreciation                                                           9,703         9,034         7,675
          Deferred income taxes, net                                             2,894         1,863         1,940
          Provisions for self insurance                                          1,050           711         1,042
          Other, net                                                               395         1,902         1,390
      Changes in  working  capital,  exclusive  of cash and  current  portion of long-term debt and preferred stock -
               Receivables and accrued utility revenues                          5,270        (5,220)           46
               Gas held by suppliers                                              (387)       (1,668)       (5,125)
               Accounts payable                                                  1,069        (4,425)          215
               Deferred cost of gas and supplier refunds, net                     (829)       14,397       (18,493)
               Other current assets and liabilities, net                        (8,910)        1,526         2,958
      Other operating items, net                                                2,255         (1,809)       (5,644)
                                                                                ------        -------       -------
                Net cash provided by (used for) continuing operations           19,764        28,424        (4,480)
      Net cash used for discontinued operations, principally for the payment
           of income taxes                                                          -        (13,655)      (45,173)
                                                                               -------       -------       --------
               Net cash provided by (used for) operating activities            19,764        14,769        (49,653)
                                                                               -------       -------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant                                               (29,003)      (30,971)      (29,312)
      Proceeds from the sale of other property                                     985             -             -
      Proceeds from the sale of discontinued operations                              -             -       261,752
      Acquisition of regulated business                                              -        (2,019)            -
      Other, net                                                                  225           557          1,078
                                                                               -------        ------       -------
               Net cash provided by (used for) investing activities            (27,793)      (32,433)      233,518
                                                                               --------      --------      -------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of long-term debt                                                     -        25,000        49,900
      Repurchase of preferred stock                                            (12,124)       (3,121)      (15,670)
      Dividends on preferred and common stock                                   (1,191)       (1,312)      (35,498)
      Issuance of common stock                                                   6,171             -           339
      Repurchase of common stock                                                     -             -       (85,008)
      Repayment of long-term debt (Note 3)                                      (9,100)       (7,900)      (68,500)
      Net increase (decrease) in bank borrowings                                25,155         4,053       (27,723)
      Other, net                                                                  (418)         558         (1,343)
                                                                                ------       -------      ---------
               Net cash provided by (used for) financing activities              8,493        17,278       (183,503)
                                                                                ------       -------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               464          (386)          362
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     304           690           328
                                                                                ------        ------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  768        $  304       $   690
                                                                                ======        ======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest (net of amount capitalized)                                $ 10,127       $  9,395       $ 7,139
                                                                             =========      ========       =======
         Income taxes                                                        $  1,757       $ 15,548       $46,483
                                                                             =========      ========       =======

The accompanying notes are an integral part of the consolidated financial statements.




                                                  PG ENERGY INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                      1998                     1997
                                                                                 ---------------          ---------------
                                                                                         (Thousands of Dollars)
COMMON SHAREHOLDER'S INVESTMENT:
    Common stock, no par value
       (stated value $10 per share)
       Authorized - 15,000,000 shares
       Outstanding - 3,494,418 shares and
          3,314,155 shares, respectively                                         $      34,944            $     33,142
    Additional paid-in capital                                                          44,546                  32,677
    Retained earnings                                                                   47,148                  41,606
                                                                                  ------------            ------------
       Total common shareholder's investment                                           126,638      55.9%      107,425       42.4%
                                                                                  ------------            ------------
PREFERRED STOCK, par value $100 per share Authorized - 997,500 shares:
       Not subject to mandatory redemption, net -
          4.10% cumulative preferred,
             48,310 and 49,110 shares outstanding,
             respectively                                                                4,831                   4,911
          9% cumulative preferred, 115,641 shares
              outstanding at December 31, 1997, net
              of issuance costs                                                              -                  10,953
                                                                                  ------------             -----------

       Total preferred stock not subject to                                              4,831       2.1%       15,864        6.3%
           mandatory redemption, net                                              ------------             -----------

       Subject to mandatory redemption -
          5.75% cumulative preferred, 2,396 and
             7,200 shares outstanding, respectively                                        240                     720
          Less current redemption requirements                                               -                     (80)

       Total preferred stock subject to mandatory redemption                               240       0.1%          640        0.2%

LONG-TERM DEBT:
    First mortgage bonds                                                                55,000                  55,000
    Notes                                                                              108,248                  99,276
    Less current maturities and sinking fund requirements                             (68,248)                 (24,776)
                                                                                   ----------                 --------
       Total long-term debt                                                            95,000      41.9%       129,500       51.1%
                                                                                   ----------                 --------
TOTAL CAPITALIZATION                                                               $  226,709     100.0%      $253,429     100.0%
                                                                                   ==========                 ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                  PG ENERGY INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S INVESTMENT

                                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                Additional
                                                Common           Paid-in           Retained
                                                 Stock           Capital           Earnings        Total
                                             --------------  -----------------  --------------- ---------------
                                                                 (Thousands of Dollars)

Balance at December 31, 1995                 $     56,025    $         94,463   $       57,868  $    208,356

Net income for 1996                                      -                 -             9,153         9,153
Issuance of common stock                               90                 249                -           339
Repurchase of common stock                        (22,973)           (62,035)                -      (85,008)
Premium on repurchase of
   preferred stock                                      -                   -          (1,337)       (1,337)
Dividends on:
   Preferred stock                                      -                   -          (1,730)       (1,730)
   Common stock                                         -                   -         (33,768)      (33,768)
                                                      ---                 ---              ---          ---
Balance at December 31, 1996                       33,142              32,677           30,186        96,005

Net income for 1997                                     -                   -           12,113        12,113
Discount on redemption of
   preferred stock                                      -                   -              746           746
Dividends on:
   Preferred stock                                      -                   -          (1,312)       (1,312)
   Common stock                                         -                   -            (127)         (127)
                                                ---------           ---------       ----------   -----------
Balance at December 31, 1997                       33,142              32,677           41,606       107,425

Net income for 1998                                     -                   -            8,171         8,171
Issuance of common stock                            1,802               4,369                -         6,171
Capital contribution by parent                          -               7,500                -         7,500
Premium on redemption of
   preferred stock                                      -                   -          (1,022)       (1,022)
Dividends on:
   Preferred stock                                      -                   -          (1,191)       (1,191)
   Common stock                                         -                   -            (416)         (416)
                                             ------------          ----------      -----------  ------------
Balance at December 31, 1998                 $     34,944          $   44,546      $    47,148  $    126,638
                                             ============          ==========      ===========  ============




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

       Both PG Energy and Honesdale (collectively referred to as "the Company") are subject to the jurisdiction of the PPUC for rate and accounting purposes. The financial information of the Company that is incorporated in these consolidated financial statements has been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

       Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring of Natural Gas Industry" in Item 7 of this Form 10-K) which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

       Utility Plant and Depreciation. Utility plant is stated at cost, which represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

       The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying consolidated statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 8% in both 1998 and 1997 and 9% in 1996.

       The Company provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the Company's annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.65% in 1998, 2.81% in 1997 and 2.60% in 1996.
       When depreciable utility property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable utility property, other than in the case of significant involuntary conversions or extraordinary retirements.

       Revenues and Cost of Gas. The Company bills customers monthly based on estimated or actual meter readings on cycles that extend throughout the month. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues.

       The Company generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, the Company defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods. The Company had underrecoveries of gas costs totaling $15.3 million, $17.0 million and $29.6 million as of December 31, 1998, 1997 and 1996, respectively.

       Deferred Charges (Regulatory Assets). The Company generally accounts for and report costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in the opinion of the Company, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, the following deferred charges are included as "Other" regulatory assets as of December 31, 1998 and 1997:

                                                    1998               1997
                                                ---------------    ------------
                                                      (Thousands of Dollars)

Other postretirement benefits                   $        2,887     $        174
Computer software costs                                  2,007            1,945
Early retirement plan charges                            1,961              618
Rate case expense                                          554              356
Low income usage reduction program                         470              432
Extraordinary charges due to flooding                      262              348
Other                                                      457              542
                                                --------------     ------------
    Total                                       $        8,598     $      4,415
                                                ==============     ============

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

       Income Taxes. The Company provides for deferred taxes in accordance with the provisions of FASB Statement 109. The components of the Company's net deferred income tax liability relative to continuing operations as of December 31, 1998 and 1997, are shown below:

                                                 1998                  1997
                                             ---------------       -------------
                                                   (Thousands of Dollars)

Utility plant basis differences              $      58,922         $     55,497
Pension benefits                                       766                  341
Deferred charges                                       629                  602
Operating reserves                                    (969)              (1,181)
Postretirement benefits                             (1,230)                (700)
FERC Order 636 transition costs                          -                 (394)
Other                                                2,093               (1,958)
                                             -------------         ------------
    Net deferred income tax liability        $      60,211         $     52,207
                                             =============         ============

       The provision for income taxes relative to continuing operations consists of the following components:

                                                1998       1997         1996
                                               -------- ---------- ------------
                                                   (Thousands of Dollars)

Included in operating expenses:
   Currently payable -
      Federal ..............................   $   960    $ 4,196    $ 3,235
      State ................................       187      1,357      1,361
                                               -------    -------    -------
        Total currently payable ............     1,147      5,553      4,596
   Deferred, net -
      Federal ..............................     2,831      1,844      2,059
      State ................................       431         96       (119)
        Total deferred, net ................     3,262      1,940      1,940
   Amortization of investment tax credits ..      (172)      (172)      (172)
        Total included in operating expenses     4,237      7,321      6,364

Included in other income, net:
   Currently payable -
      Federal ..............................       125         33        (59)
      State ................................        40         11        (19)
        Total currently payable ............       165         44        (78)
   Deferred, net -
      Federal ..............................      (280)      --         --
      State ................................       (89)      --         --
        Total deferred, net ................      (369)      --         --
        Total included in other income, net       (204)        44        (78)

        Total provision for income taxes ...   $ 4,033    $ 7,365    $ 6,286

       The total provision for income taxes relative to continuing operations shown in the accompanying consolidated statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to income before income taxes. The following table summarizes the major reasons for this difference:

                                                   1998         1997          1996
                                                 ----------  ---------    ----------
                                                      (Thousands of Dollars)

Income before income taxes .....................   $ 12,204    $ 19,478    $ 15,802

Tax expense at statutory federal income tax rate   $  4,271    $  6,817    $  5,531
Increases (reductions) in taxes resulting from -
   State income taxes, net of federal income
     tax benefit ...............................        370         952         795
   Amortization of investment tax credits ......       (172)       (172)       (172)
   Other, net ..................................       (436)       (232)        132

Total provision for income taxes ...............   $  4,033    $  7,365    $  6,286

       Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 has no effect on the Company's financial statements for the periods ended December 31, 1998.

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The provisions of this statement, which are effective for fiscal quarters beginning after June 15, 1999, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. While the Company generally has not used derivative instruments, it expects to adopt, to the extent necessary, the provisions of FASB Statement 133 in the third quarter of 1999. The impact of such adoption on the Company's future financial condition and results of operations will depend upon a number of factors, including the extent to which the Company may use derivative instruments, and the designation and effectiveness of such derivative hedging market risk.

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

       The accompanying consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations." Interest charges relating to indebtedness of PG Energy were allocated through the date of disposition to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PG Energy's gross gas and water utility plant. This is the same method as was utilized by PG Energy and the PPUC in establishing the revenue requirements of both PG Energy's gas and water utility operations. None of the dividends on PG Energy's preferred stock nor any of PEI's interest expense were allocated to the discontinued operations.

(3)      RATE MATTERS

       Rate Increases. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To         In Annual Revenue
----------------------------     ----------    -----------   -------------------

December 1, 1998                   $4.25         $4.53        $      7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(4)      COMMON STOCK

       PEI reinstated its Customer Stock Purchase Plan (the "Customer Plan") effective February 4, 1998. The Customer Plan provides the residential customers of all of PEI's subsidiaries with a method of purchasing newly-issued shares of PEI's common stock at a 5% discount from the market price. The net proceeds from the sale of any such shares of common stock are used for the general corporate purposes of PEI or made available to PEI's subsidiaries, including PG Energy, for construction expenditures, refinancings and other working capital requirements. During 1998, PG Energy realized $1.5 million from the issuance of its common stock to PEI in connection with the Customer Plan.

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

       Although PEI resumed selling newly-issued stock to the DRP effective January 1, 1997, PG Energy did not issue any shares of its common stock to PEI in connection with the DRP during 1997 because of the reduction in its capital requirements resulting from the sale of PG Energy's water utility operations to Pennsylvania-American and because of the proceeds received from such sale. Effective January 30, 1998, PEI reinstated the 5% discount from market price on the reinvestment of dividends and the supplemental cash investments under the DRP. During 1998 and 1996, PG Energy realized $4.7 million and $340,000, respectively, from the issuance of common stock to PEI in connection with the DRP.

     On June 24, 1998, PEI converted $7.5 million of the outstanding loan balance from PG Energy to a contribution of capital.

       On February 16, 1996, PG Energy repurchased 2,297,297 shares of its common stock from PEI for an aggregate consideration of $85.0 million, with a portion of the proceeds from the sale of its water utility operations to Pennsylvania-American.

(5)      PREFERRED STOCK

       Preferred Stock Subject to Mandatory Redemption. Holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PG Energy and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PG Energy may already have purchased during the year at a per share price of not more than $100. During 1998, 1997 and 1996, PG Energy repurchased 4,804, 992 and 9,408 shares, respectively, of its 5.75% cumulative preferred stock (including 800 shares redeemed in each of the years in accordance with annual sinking fund provisions) for an aggregate consideration of $444,000 in 1998, $99,000 in 1997 and $838,000 in 1996.


       As of December 31, 1998, the sinking fund requirements relative to PG Energy's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 2000 through 2002. At PG Energy's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($244,392 in the aggregate).

       Preferred  Stock Not  Subject to  Mandatory  Redemption.  During the year ended December 31, 1996, PG Energy repurchased 134,359 shares of its 9% cumulative preferred stock, $100 par value, for an aggregate consideration of $14.5 million, largely pursuant to a self tender offer conducted during March and April, 1996. On December 1, 1998, PG Energy redeemed the remaining 115,641 outstanding shares of its 9% cumulative preferred stock at a price of $104 per share, which included a voluntary redemption premium of $4.00 per share ($463,000 in the aggregate), plus accrued dividends.

       During the year ended December 31, 1996, PG Energy repurchased 20,330 shares of its 4.10% cumulative preferred stock, $100 par value, for an aggregate consideration of $1.0 million, largely pursuant to a self tender offer conducted during March and April, 1996. During the year ended December 31, 1997, PG Energy repurchased 30,560 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $2.1 million, largely pursuant to a self tender offer conducted during April and May, 1997. During the year ended December 31, 1998, PG Energy repurchased 800 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $53,000, pursuant to unsolicited offers from shareholders. At PG Energy's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $5,096,705.

       Dividend Information. The dividends on the preferred stock of PG Energy in each of the three years in the period ended December 31, 1998, were as follows:

    Series                 1998                    1997               1996
---------------        ---------------        ---------------    --------------
                                          (Thousands of Dollars)

     4.10%             $        200           $          228     $         348
     5.75%                       36                       44                72
     9.00%                      955                    1,040             1,310
      Total            $      1,191           $        1,312     $       1,730

       Dividends on all series of PG Energy's preferred stock are cumulative and PG Energy may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(6)      LONG-TERM DEBT

       Long-term debt consisted of the following components at December 31, 1998 and 1997:

                                                           1998          1997
                                                       ------------  ----------
                                                        (Thousands of Dollars)

First mortgage bonds -
   8.375% Series, due 2002 ..........................   $  30,000    $  30,000
   9.23 % Series, due 1999 ..........................      10,000       10,000
   9.34 % Series, due 2019 ..........................      15,000       15,000
                                                           55,000       55,000
Notes -
   6.92% Senior Notes, due 2004 .....................      25,000       25,000
   Term loan, due 2002 ..............................      25,000       25,000
   Bank borrowings, at weighted average interest
      rates of 5.99% and 6.11%, respectively (Note 8)      51,348       25,776
   Parent ...........................................       6,900       23,500
                                                          108,248       99,276

Less current maturities and sinking fund requirements     (68,248)     (24,776)

   Total long-term debt .............................   $  95,000    $ 129,500

       On September 12, 1997, PG Energy borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR plus one-quarter of one percent. Under the terms of the Term Loan Agreement, PG Energy can choose interest rate periods of one, two, three or six months. PG Energy utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

       On September 30, 1997, PG Energy issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "6.92% Senior Notes"). The proceeds from the issuance of the 6.92% Senior Notes were used by PG Energy to repay $25.0 million of its bank borrowings.

       As of December 31, 1998 and 1997, PG Energy had $6.9 million and $23.5 million, respectively, outstanding under its borrowing arrangement with PEI. The outstanding borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

       Maturities and Sinking Fund Requirements. As of December 31, 1998, the aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:

Year                             Amount

1999                    $         68,248,000 (a)
2000                    $                  -
2001                    $                  -
2002                    $         55,000,000 (b)
2003                    $                  -

(a) Represents PG Energy's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999, $51.3 million of PG Energy's bank borrowings outstanding as of December 31, 1998, and $6.9 million of borrowings payable to PEI.

      (b) Represents the $25.0 million of borrowings outstanding as of December 31, 1998, under PG Energy's Term Loan Agreement due August 14, 2002, and PG Energy's 8.375% Series First Mortgage Bonds in the principal amount of $30.0 million due December 1, 2002.

(7)      DIVIDEND RESTRICTIONS

       The preferred stock provisions of PG Energy's Restated Articles of Incorporation and certain of the agreements under which PG Energy has issued long-term debt provide for certain dividend restrictions. As of December 31, 1998, $5,416,000 of the consolidated retained earnings of the Company were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(8)      BANK NOTES PAYABLE

       The Company currently has arrangements for seven revolving bank lines of credit with an aggregate borrowing capacity of $66.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and 2000.

       Because of limitations imposed by the terms of PG Energy's preferred stock, PG Energy is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG Energy had no borrowings due on demand or within one year from issuance outstanding as of December 31, 1998.

       Information relating to the Company's bank lines of credit and borrowings under those lines of credit is set forth below:

                                                   As of December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                   (Thousands of Dollars)
Borrowings under lines of credit
    Short-term ...............................   $ 1,200    $ 2,170    $10,000
    Long-term ................................    51,348     25,776     38,721
                                                 $52,548    $27,946    $48,721

Unused lines of credit
    Short-term ...............................   $ 1,800    $ 5,830    $  --
    Long-term ................................    11,652     35,724     16,779
                                                 $13,452    $41,554    $16,779

Total lines of credit
    Prime rate ...............................   $  --      $ 1,000    $  --
    Less than prime rate .....................    66,000     68,500     65,500
                                                 $66,000    $69,500    $65,500

Short-term bank borrowings
    Maximum amount outstanding ...............   $ 2,295    $10,000    $10,000
    Daily average amount outstanding .........   $   941    $ 3,740    $ 1,392
    Weighted daily average interest rate .....     6.544%     6.343%     6.241%
    Weighted average interest rate at year-end     6.750%     6.536%     6.206%
    Range of interest rates ..................    6.025-     5.800-     5.875-
                                                   8.500%     8.500%     6.438%

(9)      POSTEMPLOYMENT BENEFITS

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

       In addition to pension benefits, the Company provides certain health care and life insurance benefits ("other postretirement benefits") for retired employees. All of the Company's employees, except those of Honesdale, may become eligible for those benefits if they reach retirement age while working for the Company. The Company records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

       Effective with its January 15, 1997, base rate increase (see Note 3 of these Notes to Consolidated Financial Statements), PG Energy began funding and recovering in rates its accumulated benefit obligations with respect to other postretirement benefits. In addition, the PPUC Order adopted December 19, 1996, specified that any excess or deficiency in other postretirement benefits costs over the amount of such costs included in rates be deferred and included in a future rate filing. As of December 31, 1998, all other postretirement benefits costs relative to 1998 and prior years, including $1.9 million of other postretirement benefits costs incurred during the period January 1, 1993, through January 15, 1997, are being recovered by PG Energy in its base gas rates which the PPUC approved effective October 17, 1998.

       Under the terms of the agreement regarding the sale of PG Energy's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated pension benefit obligations and the obligation to provide retiree health and life insurance benefits relating to employees of PG Energy who accepted employment with Pennsylvania-American (the "Transferred Employees"), as well as the obligation to provide retiree health care and life insurance benefits to 45% of PG Energy's retired employees as of that date. In this regard, pension plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees, with interest from February 16, 1996, were transferred to the American pension plan in June, 1996. In addition, other postretirement benefits plan assets in an amount proportional to the actuarial present value of accumulated plan benefits relative to the Transferred Employees and 45% of PG Energy's retired employees as of February 16, 1996, were transferred to trusts established by Pennsylvania-American in 1997.

       In January, 1998, as part of its cost reduction efforts, the Company offered an Early Retirement Plan (the "1998 ERP") to its 41 active employees who would be at least 59 years of age or older as of March 31, 1998, and had a minimum of five years of service as of February 28, 1998. A total of 27 employees elected to accept this offer and retire as of March 1, 1998, resulting in the recording, as of March 1, 1998, of an additional pension liability of $1.4 million and an additional other postretirement benefits liability of $563,000. These liabilities, which reflect increased costs associated with the 1998 ERP, were offset by assets representing the future rate recovery of such liabilities which was granted by the PPUC in connection with PG Energy's rate increase that became effective October 17, 1998.

       The assumptions used in determining pension and other postretirement benefit obligations were:

                                            1998             1997           1996

Discount rate                              7.00%           7.00%          7.75%
Expected long-term rate of return
    on plan assets                         9.00%           9.00%          9.00%
Projected increase in future
    compensation levels                    5.00%           5.00%          5.00%

       The following items were the components of net pension and other postretirement benefits costs, relative to continuing operations, including amounts capitalized:

                                                                                                            Other
                                                             Pension Costs                       Postretirement Benefits
                                                  -----------------------------------     ------------------------------------
                                                    1998          1997         1996          1998          1997         1996
                                                  ----------  -----------   ---------     ---------      ----------   --------
                                                                              (Thousands of Dollars)

Present value of benefits earned
   during the year                                $     845    $      622   $     799     $     261      $     282   $     253
Interest cost on projected benefit
   obligations                                        2,965         2,697       2,731           593            673         506
Expected return on plan assets                       (3,969)       (3,444)     (3,066)          (43)           (13)          -
Amortization of:
   Transition obligation (asset)                       (215)         (215)       (215)           314            314         314
   Prior service cost                                   268           133         136            450              -           -
   Actuarial (gain) loss                                  -           (40)          -           (162)             -           -
                                                  ---------   -----------   ---------     ----------     ----------    --------
       Net benefit cost                           $    (106)  $      (247)  $     385     $    1,413     $    1,256    $  1,073
                                                  =========   ===========   =========     ==========     ==========    ========

       The following table sets forth the funded status and change in funded status for the pension and other postretirement benefits plans:

                                                                                                            Other
                                                                                                       Postretirement
                                                                              Pension Costs               Benefits
                                                                        ----------------------------------------------------
                                                                            1998        1997          1998        1997
                                                                        ----------- ------------ ------------- -------------
                                                                                      (Thousands of Dollars)
Change in plan assets:
    Fair value of plan assets at beginning of year                      $    45,106  $    39,000  $       580  $      169
    Actual return on plan assets                                              4,123        7,321           (2)        (12)
    Employer contributions                                                      977        1,080        1,167       1,092
    Participant contributions                                                     -            -           66          30
    Benefits paid                                                            (2,641)      (2,295)        (663)       (699)
                                                                        -----------   ----------    ---------   ---------
    Fair value of plan assets at end of year                                 47,565       45,106        1,148         580
                                                                        -----------   ----------    ---------   ---------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year                        42,384       35,567        9,712       6,944
    Service cost                                                                845          622          261         283
    Interest cost                                                             2,965        2,697          593         673
    Participant contributions                                                     -            -           66          30
    Plan amendments                                                           1,111        2,013        2,981           -
    Actuarial (gain)loss                                                        293        3,780       (3,622)      2,481
    Benefits paid                                                            (2,641)      (2,295)        (663)       (699)
                                                                         ----------    ---------    ---------    --------
    Projected benefit obligation at end of year                              44,957       42,384        9,328       9,712
                                                                         ----------    ---------    ---------    --------
Funded status                                                                 2,608        2,722       (8,180)     (9,132)
Unrecognized net transition obligation (asset)                               (1,508)      (1,724)        4,394      4,708
Unrecognized prior service cost                                               4,981        4,138         2,532          -
Unrecognized net actuarial (gain) loss                                       (4,177)      (4,315)       (2,025)      1,391
                                                                         ----------    ---------     ---------   ---------
Prepaid (accrued) benefit cost at end of year                            $    1,904    $     821     $  (3,279)  $  (3,033)
                                                                         ==========    =========     =========   =========

       It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 7 1/2% in 1999 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. To illustrate, assuming that the health care cost trend rate changed by one percentage point each year would have the following impact:

                                                One Percentage Point
                                              Increase           Decrease
                                                 (Thousands of Dollars)
Effect on total service and
   interest cost components                   $      36         $       34
Effect on other postretirement
   benefits obligation                              371                359

(10)     CAPITAL EXPENDITURES

       The Company estimates the cost of its 1999 capital expenditure programs will be of $18.4 million. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and by the periodic issuance of stock and long-term debt.

(11)     COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. PG Energy paid $175,000 to the party performing the remediation in settlement of a claim for PG Energy's share of such remediation costs. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

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

o Preferred stock subject to mandatory redemption. The fair value of preferred stock subject to mandatory redemption has been estimated based on the market value as of the respective dates for preferred stock of comparable credit quality with similar terms and maturities.

     The carrying amounts and estimated fair values of financial instruments at December 31, 1998 and 1997, were as follows:

                                                             1998                         1997
                                                    Carrying     Estimated       Carrying      Estimated
                                                     Amount      Fair Value        Amount      Fair Value
                                                                 (Thousands of Dollars)
Long-term debt (including current
    portion)                                     $   156,348  $      166,313  $   130,776   $     136,914
Preferred stock subject to mandatory
    redemption (including current
    portion)                                             240             244          720             734


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

(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            QUARTER ENDED
                                                ----------------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,       December 31,
                                                        1998               1998              1998                1998
                                                 ----------------  -----------------  ------------------  ------------------
                                                              (Thousands of Dollars, Except Per Share Amounts)

Operating revenues                              $          65,015  $          25,143  $          15,223   $          53,570
Operating income (loss)                                     8,651              1,211               (468)              8,634
Income (loss) from continuing
   operations                                               5,477              (669)             (3,258)              5,430
Net income (loss)                                           5,477              (669)             (3,258)              5,430

Basic earnings (loss) per share of common stock:
  Continuing operations                                      1.65              (.20)               (.93)               1.52
  Discount (premium) on
     repurchase/redemption of
     preferred stock                                            -                 -                   -                (.30)
                                                -----------------    --------------    ----------------    ----------------
  Earnings (loss) per share of
     common stock                               $            1.65    $         (.20)   $           (.93)   $           1.22
                                                =================    ==============    ================    ================

                                                                            QUARTER ENDED
                                                ----------------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,       December 31,
                                                        1997               1997              1997                1997
                                                -----------------  ----------------  ------------------   ------------------
                                                             (Thousands of Dollars, Except Per Share Amounts)

Operating revenues                              $          79,939  $         33,229    $         16,276    $         61,123
Operating income (loss)                                    10,864             2,104                (484)              9,479
Income (loss) from continuing
   operations                                               8,421              (622)             (3,195)              6,197
Net income (loss)                                           8,421              (622)             (3,195)              6,197

Basic earnings (loss) per share of common stock:
  Continuing operations                                      2.54              (.19)               (.96)               1.87
  Discount (premium) on
     repurchase/redemption of
     preferred stock                                           -                .24                (.01)                  -
                                                ----------------  -----------------   -----------------    ----------------
  Earnings (loss) per share of
     common stock                               $           2.54  $             .05   $            (.97)   $           1.87
                                                ================  =================   =================    ================

       Because of the seasonal nature of the Company gas heating business, there are substantial variations in operations reported on a quarterly basis.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.      Financial Statements
                  The  following  consolidated  financial  statements,  notes to consolidated financial statements and reports of independent accountants for PG Energy and its subsidiary are presented in Item
              8 of this Form 10-K.

                                                                                                               Page

                Report of Independent Accountants on the Consolidated Financial
                    Statements as of December 31, 1998 and 1997.............................................   25

                Report of Independent Accountants on the
                    Financial Statements as of December 31, 1996............................................   26

                Consolidated Statements of Income for each of the three years
                    in the period ended December 31, 1998...................................................   27

                Consolidated Balance Sheets as of December 31, 1998 and 1997................................   28

                Consolidated Statements of Cash Flows for each of the three
                    years in the period ended December 31, 1998.............................................   30

                Consolidated Statements of Capitalization as of December 31,
                    1998 and 1997...........................................................................   31

                Consolidated Statements of Common Shareholder's Investment
                    for each of the three years in the period ended December
                    31, 1998................................................................................   32

                Notes to Consolidated Financial Statements..................................................   33

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

                Schedule Number                                                                                Page
                   II  Valuation and Qualifying Accounts for the three-year
                          period ended December 31, 1998....................................................   52

      3.      Exhibits
                  See  "Index to  Exhibits"  located on page 54 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)   Reports on Form 8-K
           No reports on Form 8-K were filed during the last quarter of 1998.

(c)   Executive Compensation Plans and Arrangements

      The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1998:

      Exhibit
      Number

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

      10-25 Agreement, dated as of March 15, 1991, by and between PEI, PG Energy and Robert L. Jones -- filed as Exhibit No. 10-38 to PG Energy's Annual Report on Form 10-K for 1990, File No. 1-3490.

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

      10-30 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No.
                0-7812.

      10-31 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its non-employee directors -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

      Exhibit
      Number

      10-32 Pennsylvania Enterprises, Inc. Stock Incentive Plan, effective May 14, 1997 -- filed as Exhibit A to PEI's 1997 definitive Proxy Statement, File No. 0-7812.

      10-33 Employment Agreement dated as of August 28, 1996, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No.
                0-7812.

      10-34 Amended Employment Agreement dated as of May 6, 1998, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-4 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No.
                0-7812.

      10-35 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

      10-36 First Amendment to the Director Deferred Compensation Plan, amended and restated effective as of November 19, 1997, filed as
                Exhibit 10-40 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

      10-37 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to PEI's 1995 definitive Proxy Statement, File No. 0-7812.

      10-38 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-42 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

      10-39 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-40 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its non-employee directors -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-41 Stock Option Grant, dated as of May 6, 1998, between PEI and Thomas F. Karam -- filed as Exhibit 10-3 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-42 Director Retirement Plan, effective as of January 1, 1999 -- filed as Exhibit 10-42 to PEI's Annual Report on Form 10-K for 1998, File No. 0-7812.

(d)       Statements Excluded from Annual Report to Shareholders Not applicable.

                                                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PG ENERGY INC.
                                                     (Registrant)

Date:  March 1, 1999               By:             /s/ Thomas F. Karam
                                                       Thomas F. Karam
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

Date:  March 1, 1999               By:            /s/ John F. Kell, Jr.
                                                      John F. Kell, Jr.
                                             Vice President, Financial Services
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                           Capacity                                  Date

     /s/ Ronald W. Simms                            Chairman of the Board of Directors                March 1, 1999
        Ronald W. Simms

     /s/ William D. Davis                        Vice Chairman of the Board of Directors              March 1, 1999
        William D. Davis

     /s/ Thomas F. Karam                     Director, President and Chief Executive Officer          March 1, 1999
        Thomas F. Karam

     /s/ Robert J. Keating                                       Director                             March 1, 1999
        Robert J. Keating

     /s/ John D. McCarthy                                        Director                             March 1, 1999
        John D. McCarthy

     /s/ John D. McCarthy, Jr.                                   Director                             March 1, 1999
        John D. McCarthy, Jr.

     /s/ Kenneth M. Pollock                                      Director                             March 1, 1999
        Kenneth M. Pollock

     /s/ Richard A. Rose, Jr.                                    Director                             March 1, 1999
        Richard A. Rose, Jr.

     /s/ James A. Ross                                           Director                             March 1, 1999
        James A. Ross

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

(3) Articles of Incorporation and By-Laws:

3-1               Restated  Articles of  Incorporation,  as amended -- filed as
                  Exhibit 3-1 to PG Energy's Annual Report on form 10-K for 1995, File No. 1-3490.

3-2 By-Laws of PG Energy, as amended and restated on January 20, 1999 -- filed herewith.

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

Exhibit
Number

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

4-18 Twenty-sixth Supplemental Indenture, dated as of December 1, 1992 -- filed as Exhibit 4-20 to PG Energy's
                  Bond Form S-2, Registration No.33-54278.

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


Exhibit
Number

(10) Material Contracts:

10-1 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as
                  Exhibit 10-4 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-2 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-3 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-4 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to PEI's Common Stock Form S-2, Registration No. 33-43382.

10-5 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-6 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-7 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

10-8 Service Agreement for transportation service under Rate Schedule FTPO, dated July 10, 1997, effective November 1, 1997, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

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

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG Energy and Columbia Gulf Transmission Company -- filed as
                  Exhibit 10-12 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.


10-14 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-2 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.


10-15 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-3 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.


10-16 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-4 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.


10-17 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-5 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement for storage service, dated April 15, 1997, effective November 1, 1997, by and between PG Energy and New York State Electric & Gas Corporation -- filed as Exhibit 10-22 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-19 Service Agreement for transportation service under Rate Schedule FT, dated April 30, 1997, effective November 1, 1997, by and between PG Energy and CNG Transmission Corporation -- filed as Exhibit 10-23 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-20 Bond Purchase Agreement, dated September 1, 1989, relating to PG Energy's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG Energy -- filed as Exhibit 10-33 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.
Exhibit
Number

10-21 Term Loan Agreement dated August 14, 1997, among PG Energy, the Banks parties thereto and PNC Bank, National Association, in its capacity as Agent for the Banks -- filed as Exhibit 10-25 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-22 6.92% Senior Notes Purchase Agreement, dated September 30, 1997, between PG Energy and the Purchasers -- filed as Exhibit 10-26 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-23 Form of Change in Control Agreement between PEI and certain of its Officers -- filed as Exhibit 10-34 to PG Energy's Annual Report on Form 10-K for 1989, File No. 1-3490.

10-24 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between PEI and certain of its Officers -- filed as Exhibit 10-29 to PEI's Annual Report on Form 10-K for 1995, File No. 0-7812.

10-25 Agreement, dated as of March 15, 1991, by and between PEI, PG Energy and Robert L. Jones -- filed as
                  Exhibit 10-38 to PG Energy's Annual Report on Form 10-K for 1990, File No. 1-3490.

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

10-30 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

10-31 Form of Stock Option Agreement, dated as of June 20, 1997, between PEI and certain of its non-employee directors -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

10-32 Pennsylvania Enterprises, Inc. Stock Incentive Plan, effective May 14, 1997 -- filed as Exhibit A to
                  PEI's 1997 definitive Proxy Statement, File No. 0-7812.



Exhibit
Number

10-33 Employment Agreement dated as of August 28, 1996, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-34 Amended Employment Agreement dated as of May 6, 1998, by and among PEI, PG Energy and Thomas F. Karam -- filed as Exhibit 10-4 to PEI's Quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-35 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

10-36 First Amendment to the Director Deferred Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-40 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

10-37 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to PEI's 1995 definitive Proxy Statement, File No. 0-7812.

10-38 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-42 to PEI's Annual Report on Form 10-K for 1997, File No. 0-7812.

10-39 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its Officers -- filed as Exhibit 10-1 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-40 Form of Stock Option Grant, dated as of May 6, 1998, between PEI and certain of its non-employee directors -- filed as
                  Exhibit 10-2 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-41 Stock Option Grant, dated as of May 6, 1998, between PEI and Thomas F. Karam -- filed as Exhibit 10-3 to PEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-42 Director Retirement Plan, effective as of January 1, 1999 -- filed as Exhibit 10-42 to PEI's Annual
                  Report on Form 10-K for 1998, File No. 0-7812.

(21) Subsidiaries of the Registrant:

21-1              Subsidiaries of the Registrant -- filed herewith.

(27) Financial Data Schedule:

27-1              Financial Data Schedule -- filed herewith.

                                                  PG ENERGY INC. AND SUBSIDIARY
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                              Balance at  Charged   Charged              Balance
                                                               beginning     to     to other              at end
                         Description                            of year    income   accounts  Deductions  of year
                                                              ----------- -------- ---------  ---------- ---------
                                                                             (Thousands of Dollars)
Deducted from the asset to which it applies:

   Reserve for uncollectible accounts-

     Year ended December 31, 1998 .............................   $1,168   $1,947   $ --     $2,035(a)   $1,080

     Year ended December 31, 1997 .............................   $1,140   $2,112   $    4   $2,088(a)   $1,168

     Year ended December 31, 1996 .............................   $  781   $2,015   $ --     $1,656(a)   $1,140


Shown as operating reserves on the consolidated balance sheets:

     Insurance -

       Year ended December 31, 1998 ...........................   $2,825   $1,050   $ --     $1,039(b)   $2,836

       Year ended December 31, 1997 ...........................   $3,086   $  711   $ --     $  972(b)   $2,825

       Year ended December 31, 1996 ...........................   $3,709   $1,042   $ --     $1,665(b)   $3,086

NOTES:
(a) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b) Deductions are principally payments made in settlement of claims.