Form 10-Q
period 1999-03-31
PG ENERGY INC
filed 1999-05-06
CIK 77242

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (570) 829-8843
               (Registrant's telephone number including area code)



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

    Registrant had 3,494,418 shares of common stock, no par value, outstanding as of April 30, 1999.

                                 PG ENERGY INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Income for the three
                    months ended March 31, 1999 and 1998..............        2

                 Consolidated Balance Sheets as of March 31, 1999
                    and December 31, 1998.............................        3

                 Consolidated Statements of Cash Flows for
                    the three months ended March 31, 1999 and 1998....        5

                 Notes to Consolidated Financial Statements...........        6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............        9



PART II.  OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K....................        15

                          PART I. FINANCIAL INFORMATION

                          PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                                1999         1998
                                                            --------------------------


OPERATING REVENUES ......................................   $    84,344    $    65,015
     Cost of gas ........................................        50,252         37,825
                                                            -----------    -----------
OPERATING MARGIN ........................................        34,092         27,190
                                                            -----------    -----------

OTHER OPERATING EXPENSES:
     Operation ..........................................         6,531          6,763
     Maintenance ........................................         1,228          1,127
     Depreciation .......................................         2,588          2,439
     Income taxes .......................................         6,864          4,196
     Taxes other than income taxes ......................         4,306          4,014
                                                            -----------    -----------
         Total other operating expenses .................        21,517         18,539
                                                            -----------    -----------

OPERATING INCOME ........................................        12,575          8,651

OTHER INCOME (DEDUCTIONS), NET ..........................             4           (127)
                                                            -----------    -----------

INCOME BEFORE INTEREST CHARGES ..........................        12,579          8,524
                                                            -----------    -----------

INTEREST CHARGES:
    Interest on long-term debt ..........................         2,543          2,625
    Other interest ......................................           153            124
    Allowance for borrowed funds used during construction           (26)           (23)
                                                            -----------    -----------
       Total interest charges ...........................         2,670          2,726
                                                            -----------    -----------

NET INCOME ..............................................         9,909          5,798

DIVIDENDS ON PREFERRED STOCK ............................            52            321
                                                            -----------    -----------

EARNINGS APPLICABLE TO COMMON STOCK .....................   $     9,857    $     5,477
                                                            ===========    ===========

EARNINGS PER SHARE OF COMMON STOCK ......................   $      2.82    $      1.65
                                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ...........     3,494,418      3,317,978
                                                            ===========    ===========

CASH DIVIDENDS PER SHARE ................................   $      --      $      --
                                                            ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,  December 31,
                                                        1999         1998
                                                     ---------    ----------
                                                     (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .............................   $ 379,134    $ 376,685
    Accumulated depreciation .....................     (97,781)     (95,735)
                                                     ---------    ---------
                                                       281,353      280,950
                                                     ---------    ---------
OTHER PROPERTY AND INVESTMENTS ...................       3,942        3,981
                                                     ---------    ---------
CURRENT ASSETS:
    Cash and cash equivalents ....................       2,845          768
    Accounts receivable -
       Customers .................................      30,750       18,475
       Affiliates, net ...........................         113         --
       Others ....................................         266          269
       Reserve for uncollectible accounts ........      (1,527)      (1,080)
    Accrued utility revenues .....................       8,831       11,472
    Materials and supplies, at average cost ......       2,695        2,758
    Gas held by suppliers, at average cost .......       6,940       22,320
    Deferred cost of gas and supplier refunds, net        --          6,058
    Prepaid income taxes .........................        --          1,560
    Prepaid expenses and other ...................       7,340        2,582
                                                     ---------    ---------
                                                        58,253       65,182
                                                     ---------    ---------
DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ................      31,257       31,097
       Other .....................................       8,509        8,598
    Unamortized debt expense .....................         914          964
    Other ........................................        --             25
                                                     ---------    ---------
                                                        40,680       40,684
                                                     ---------    ---------




TOTAL ASSETS .....................................   $ 384,228    $ 390,797
                                                     =========    =========
The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31, December 31,
                                                        1999       1998
                                                     ---------  ---------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common shareholder's investment ..............   $136,495   $126,638
    Preferred stock
       Not subject to mandatory redemption .......      4,745      4,831
       Subject to mandatory redemption ...........        240        240
    Long-term debt ...............................     95,000     95,000
                                                     --------   --------
                                                      236,480    226,709
                                                     --------   --------
CURRENT LIABILITIES:
    Current portion of long-term debt -
       Parent ....................................     13,200      6,900
       Other .....................................     29,836     61,348
    Preferred stock subject to repurchase ........         44       --
    Notes payable ................................      2,050      1,200
    Accounts payable -
       Suppliers .................................      9,330     15,659
       Parent ....................................         12        674
       Affiliates, net ...........................       --            3
    Deferred cost of gas and supplier refunds, net     10,859       --
    Accrued general business and realty taxes ....      1,013      1,464
    Accrued income taxes .........................      5,179       --
    Accrued interest .............................      1,454      1,807
    Other ........................................        927      1,149
                                                     --------   --------
                                                       73,904     90,204
                                                     --------   --------
DEFERRED CREDITS:
    Deferred income taxes ........................     60,556     60,211
    Unamortized investment tax credits ...........      4,381      4,424
    Operating reserves ...........................      2,642      2,836
    Other ........................................      6,265      6,413
                                                     --------   --------
                                                       73,844     73,884
                                                     --------   --------
COMMITMENTS AND CONTINGENCIES (Note 4)

TOTAL CAPITALIZATION AND LIABILITIES .............   $384,228   $390,797
                                                     ========   ========
The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                    1999         1998
                                                                                  --------     ---------
                                                                                  (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ...............................................................   $  9,909    $  5,798
      Effects of noncash charges to income -
          Depreciation .........................................................      2,607       2,459
          Deferred income taxes, net ...........................................        184         595
          Provisions for self insurance ........................................        141         150
          Other, net ...........................................................        894         554
      Changes in  working  capital,  exclusive  of cash and  current  portion of long-term debt and preferred stock -
               Receivables and accrued utility revenues ........................     (9,297)        618
               Gas held by suppliers ...........................................     15,380      13,948
               Accounts payable ................................................     (6,080)     (4,938)
               Deferred cost of gas and supplier refunds, net ..................     16,917       4,478
               Other current assets and liabilities, net .......................      1,022      (4,042)
      Other operating items, net ...............................................       (937)       (237)
                                                                                   --------    --------
                Net cash provided by operating activities ......................     30,740      19,383
                                                                                   --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ...............................................     (3,306)     (4,477)
      Other, net ...............................................................          5          33
                                                                                   --------    --------
               Net cash used for investing activities ..........................     (3,301)     (4,444)
                                                                                   --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of long-term debt - parent ......................................      6,300        --
      Repurchase of preferred stock ............................................        (42)       --
      Dividends on preferred stock .............................................        (52)       (321)
      Issuance of common stock .................................................       --           640
      Repayment of long-term debt ..............................................       --        (2,500)
      Net decrease in bank borrowings ..........................................    (31,576)    (11,725)
      Other, net ...............................................................          8          (1)
                                                                                   --------    --------
               Net cash used for financing activities ..........................    (25,362)    (13,907)
                                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................      2,077       1,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................        768         304
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................   $  2,845    $  1,336
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ..................................   $  2,878    $  3,187
                                                                                   ========    ========
         Income taxes ..........................................................   $   --      $    388
                                                                                   ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of the Business. PG Energy Inc. ("PG Energy"), a wholly-owned subsidiary of Pennsylvania Enterprises, Inc. ("PEI"), and its wholly-owned subsidiary Honesdale Gas Company ("Honesdale"), are regulated public utilities subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PPUC") for rate and accounting purposes. Together PG Energy and Honesdale (collectively referred to as the "Company") distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport.

       Principles of Consolidation. The consolidated financial statements include the accounts of PG Energy and its subsidiary, Honesdale. All material intercompany accounts have been eliminated in consolidation. The financial information that is incorporated in these consolidated financial statements has been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its tariff rates:

                          Change in                   Calculated
  Effective              Rate per MCF             Increase (Decrease)
                    ---------------------
     Date              From        To              in Annual Revenue
 ---------------    ---------   ---------     ---------------------------

 March 1, 1999       $4.53       $4.39               $(3,200,000)
 December 1, 1998     4.25        4.53                 7,100,000
 September 1, 1998    4.18        4.25                 1,900,000
 June 1, 1998         3.95        4.18                 5,800,000
 March 1, 1998        4.05        3.95                (2,100,000)

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

(4)    COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. The conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not, however, constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, and even in the absence of any further action by the EPA, some of the sites may ultimately require remediation. In any event, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                          PG ENERGY INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

       The  following  table  expresses   certain  items  in  the   consolidated
statements of income of PG Energy Inc. ("PG Energy") as percentages of operating revenues for each of the three-month period ended March 31, 1999 and 1998:

                                       Three Months Ended
                                            March 31,
                                       -----------------
                                         1999      1998
                                       -------    ------

OPERATING REVENUES ................     100.0%    100.0%
    Cost of gas ...................      59.6      58.2
                                        -----     -----
OPERATING MARGIN ..................      40.4      41.8
                                        -----     -----
OPERATING EXPENSES:
    Operation .....................       7.7      10.4
    Maintenance ...................       1.5       1.7
    Depreciation ..................       3.1       3.7
    Income taxes ..................       8.1       6.5
    Taxes other than income taxes .       5.1       6.2
                                        -----     -----
     Total operating expenses .....      25.5      28.5
                                        -----     -----
OPERATING INCOME ..................      14.9      13.3

OTHER INCOME (DEDUCTIONS),  NET ...       0.0      (0.2)

INTEREST CHARGES ..................      (3.2)     (4.2)
                                        -----     -----
NET INCOME ........................      11.7       8.9

DIVIDENDS ON PREFERRED STOCK ......      (0.0)     (0.5)
                                        -----     -----
EARNINGS APPLICABLE TO COMMON STOCK      11.7%      8.4%
                                        =====     =====
o Three Months Ended March 31, 1999, Compared With Three Months Ended March 31, 1998

       Operating Revenues. Operating revenues increased $19.3 million (29.7%) from $65.0 million for the quarter ended March 31, 1998, to $84.3 million for the quarter ended March 31, 1999, primarily as a result of a 1.8 billion cubic feet (21.2%) increase in sales by PG Energy to its residential and commercial heating customers. This increase in sales was attributable to more seasonable weather during the first quarter of 1999, as well as higher levels in PG Energy's gas cost rate and the impact of the rate increase granted PG Energy effective October 16, 1998 (see "-Rate Matters"). The number of heating degree days increased by 452 (17.8%) from 2,533 (79.4% of normal) during the first quarter of 1998 to 2,985 (93.6% of normal) during the first quarter of 1999.

       Cost of Gas. The cost of gas increased $12.4 million (32.9%) from $37.8 million for the first quarter of 1998 to $50.3 million for the first quarter of 1999, primarily because of the aforementioned increase in the volume of natural gas sold by PG Energy to its residential and commercial heating customers and higher levels in PG Energy's gas cost rate (see "-Rate Matters").

       Operating Margin. The operating margin increased $6.9 million (25.4%) from $27.2 million in the first quarter of 1998 to $34.1 million in the first quarter of 1999. As a percentage of operating revenues, the margin decreased slightly from 41.8% in the first quarter of 1998 to 40.4% in the first quarter of 1999 due to the proportionately higher cost of gas during the period.

       Other Operating Expenses. Other operating expenses increased $3.0 million (16.1%) from $18.5 million for the quarter ended March 31, 1998, to $21.5 million for the quarter ended March 31, 1999. This increase was primarily attributable to a $2.7 million increase in income taxes from $4.2 million for the first quarter of 1998 to $6.9 million for the first quarter of 1999 due to an increase in income before income taxes (for this purpose, operating income net of interest charges). Also contributing to this increase was a $292,000 (7.3%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax related to the increase in sales and a $149,000 (6.1%) increase in depreciation expense as a result of additions to utility plant. As a percentage of operating revenues, other operating expenses decreased from 28.5% during the quarter ended March 31, 1998, to 25.5% during the quarter ended March 31, 1999, primarily because of the proportionately higher level of operating revenues.

       Operating Income. As a result of the above, operating income increased by $3.9 million (45.4%) from $8.7 million for the first quarter of 1998 to $12.6 for the first quarter of 1999, and increased as a percentage of total operating revenues for such periods from 13.3% in 1998 to 14.9% in 1999.

       Preferred Stock Dividends. Dividends on preferred stock decreased $269,000 (83.8%) from $321,000 for the first quarter of 1998 to $52,000 for the first quarter of 1999, as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Earnings Applicable to Common Stock. The $4.4 million (80.0%) increase in earnings applicable to common stock, from $5.5 million for the three-month period ended March 31, 1998, to $9.9 million for the three-month period March 31, 1999, and the $1.17 per share increase in earnings per share of common stock, from $1.65 per share for the three-month period ended March 31, 1998, to $2.82 per share for the three-month period ended March 31, 1999, were primarily the result of the increased operating income, as discussed above.

RATE MATTERS

       Rate Increases. By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its gas tariff rates:

                       Change in                      Calculated
 Effective            Rate per MCF                Increase (Decrease)
                  --------------------
   Date             From        To                 in Annual Revenue
--------------    -------    ---------     ------------------------------

March 1, 1999      $4.53      $4.39                   $(3,200,000)
December 1, 1998    4.25       4.53                     7,100,000
September 1, 1998   4.18       4.25                     1,900,000
June 1, 1998        3.95       4.18                     5,800,000
March 1, 1998       4.05       3.95                    (2,100,000)

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

       The primary capital needs of PG Energy and its wholly-owned subsidiary, Honesdale Gas Company (collectively referred to as the "Company"), continue to be the funding of PG Energy's construction program and the seasonal funding of its gas purchases and increases in its customer accounts receivable. The Company's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $67.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $64.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and 2000. Honesdale has a $3.0 million revolving bank line of credit which provides for borrowing at a fixed rate of 6.75% and which matures in November, 1999. The Company intends to renew or replace these lines of credit as they expire. As of April 30, 1999, the Company had $7.3 million of borrowings outstanding under these bank lines of credit. In addition, as of April 30, 1999, PG Energy had $13.2 million outstanding under its borrowing arrangement with Pennsylvania Enterprises, Inc. ("PEI"), its parent company. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

       The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

       The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by the Company during the three-month period ended March 31, 1999.

Construction Expenditures and Related Financings

       Expenditures for the construction of utility plant totaled $3.2 million during the three months ended March 31, 1999 and are currently estimated to be $15.2 million during the remainder of the year. These expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt

       As of March 31, 1999, $43.0 million of PG Energy's long-term debt was required to be repaid within twelve months. The $43.0 million of long-term debt includes $19.8 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999 and 2000, $10.0 million of PG Energy's 9.23% series first mortgage bonds which mature September 1, 1999, and $13.2 million of borrowings from PEI which are due December 31, 1999.

       PG Energy intends to finance its current maturities of long-term debt with internally generated funds and bank borrowings pending the periodic issuance of long-term debt and capital stock.

Year 2000 Readiness Disclosure

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, was completed in March, 1999, for all applications and devices that could have a material effect on the Company's operations, and all such applications and devices are now year 2000 compliant. The plan is scheduled to be completed by June 30, 1999, with respect to all other issues. The plan involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company is utilizing both internal resources and contract personnel to implement the plan, which is currently on schedule.

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, which had been largely expended as of March 31, 1999, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and because the plan is now largely complete, management does not believe the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications made to the Company's customer information system and upgrading of its operating system software which were completed in March, 1999, resolved the primary year 2000 issues.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company has surveyed approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company is continuing to evaluate its existing emergency and disaster recovery plans. These plans will be modified, as deemed appropriate, based, among other considerations, on the Company's assessment of the year 2000 compliance of its critical suppliers and vendors. These plans, as so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.

Natural Gas Industry Restructuring

       PG Energy believes that in 1999 Pennsylvania may enact legislation which provides all customers of the larger natural gas utilities in the state that are regulated by the PPUC with the right to choose their natural gas supplier. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within the next year to 18 months. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of the larger regulated LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers of the larger regulated LDCs to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events, while expressed in good faith and believed by the Company to have a reasonable basis, may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 disruption; industrial, commercial and residential growth in the service territories of the Company and its subsidiary; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiary are subject or other external factors over which the Company has no control; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. Also, it is not possible for the Company to predict any new factors which may emerge and affect the Company and its subsidiary, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

       10-1 Form of Stock Option Agreement -- filed as Exhibit 10-1 to Pennsylvania Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-7812.

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



                                               PG ENERGY INC.
                                                (Registrant)

Date:    May 6, 1999               By:      /s/ Donna M. Abdalla
                                                Donna M. Abdalla
                                                  Secretary

Date:    May 6, 1999               By:      /s/ John F. Kell, Jr.
                                                John F. Kell, Jr.
                                        Vice President, Financial Services
                                         (Principal Financial Officer and
                                           Principal Accounting Officer)