Form 10-Q
period 1999-06-30
PG ENERGY INC
filed 1999-08-03
CIK 77242

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

    Registrant had 3,494,418 shares of common stock, no par value, outstanding as of July 31, 1999.

                                 PG ENERGY INC.

                                TABLE OF CONTENTS


                                                                          PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Income for the three and six
                    months ended June 30, 1999 and 1998..............         2

                 Consolidated Balance Sheets as of June 30, 1999
                    and December 31, 1998............................         3

                 Consolidated Statements of Cash Flows for
                    the six months ended June 30, 1999 and 1998......         5

                 Notes to Consolidated Financial Statements..........         6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............         9



PART II.         OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders.        17

    Item 6.      Exhibits and Reports on Form 8-K....................        17

                          PART I. FINANCIAL INFORMATION

                          PG ENERGY INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                               ---------------------------    --------------------------
                                                    1999         1998            1999         1998
                                               ------------    -----------    -----------   ------------
                                                         (In thousands, except per share amounts)

OPERATING REVENUES ..........................   $    28,119    $    25,143    $   112,463    $    90,158
     Cost of gas ............................        13,124         12,230         63,376         50,055
                                                -----------    -----------    -----------    -----------
OPERATING MARGIN ............................        14,995         12,913         49,087         40,103
                                                -----------    -----------    -----------    -----------

OTHER OPERATING EXPENSES:
     Operation ..............................         6,407          6,066         12,938         12,829
     Maintenance ............................         1,186          1,232          2,414          2,359
     Depreciation ...........................         2,589          2,440          5,177          4,879
     Income taxes ...........................          (378)          (897)         6,486          3,299
     Taxes other than income taxes ..........         3,198          2,861          7,504          6,875
                                                -----------    -----------    -----------    -----------
         Total other operating expenses .....        13,002         11,702         34,519         30,241
                                                -----------    -----------    -----------    -----------

OPERATING INCOME ............................         1,993          1,211         14,568          9,862

OTHER INCOME (DEDUCTIONS), NET ..............          (115)           902           (111)           775
                                                -----------    -----------    -----------    -----------

INCOME BEFORE INTEREST CHARGES ..............         1,878          2,113         14,457         10,637
                                                -----------    -----------    -----------    -----------

INTEREST CHARGES:
    Interest on long-term debt ..............         2,298          2,417          4,841          5,042
    Other interest ..........................           137             73            290            197
    Allowance for borrowed funds used during
     construction ...........................            (6)           (29)           (32)           (52)
                                                -----------    -----------    -----------    -----------
       Total interest charges ...............         2,429          2,461          5,099          5,187
                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS) ...........................          (551)          (348)         9,358          5,450

DIVIDENDS ON PREFERRED STOCK ................            52            321            104            642
                                                -----------    -----------    -----------    -----------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK ..   $      (603)   $      (669)   $     9,254    $     4,808
                                                ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK ...   $     (0.17)   $     (0.20)   $      2.65    $      1.43
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     3,494,418      3,414,344      3,494,418      3,366,427
                                                ===========    ===========    ===========    ===========

CASH DIVIDENDS PER SHARE ....................   $      --      $      --      $      --      $      --
                                                ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1999         1998
                                                        -------------------
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .............................   $ 384,562    $ 376,685
    Accumulated depreciation .....................    (100,312)     (95,735)
                                                     ---------    ---------
                                                       284,250      280,950
                                                     ---------    ---------

OTHER PROPERTY AND INVESTMENTS ...................       3,919        3,981
                                                     ---------    ---------

CURRENT ASSETS:
    Cash and cash equivalents ....................       1,908          768
    Accounts receivable -
       Customers .................................      15,190       18,475
       Affiliates, net ...........................          49         --
       Others ....................................         293          269
       Reserve for uncollectible accounts ........      (1,704)      (1,080)
    Accrued utility revenues .....................       2,202       11,472
    Materials and supplies, at average cost ......       2,826        2,758
    Gas held by suppliers, at average cost .......      14,932       22,320
    Deferred cost of gas and supplier refunds, net        --          6,058
    Prepaid income taxes .........................        --          1,560
    Prepaid expenses and other ...................       5,595        2,582
                                                     ---------    ---------
                                                        41,291       65,182
                                                     ---------    ---------

DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ................      31,406       31,097
       Other .....................................       8,369        8,598
    Unamortized debt expense .....................         864          964
    Other ........................................        --             25
                                                     ---------    ---------
                                                        40,639       40,684
                                                     ---------    ---------





TOTAL ASSETS .....................................   $ 370,099    $ 390,797
                                                     =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       1999        1998
                                                      ------------------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common shareholder's investment ..............   $135,902   $126,638
    Preferred stock
       Not subject to mandatory redemption .......      4,745      4,831
       Subject to mandatory redemption ...........        160        240
    Long-term debt ...............................     95,000     95,000
                                                     --------   --------
                                                      235,807    226,709
                                                     --------   --------

CURRENT LIABILITIES:
    Current portion of long-term debt -
       Parent ....................................      7,500      6,900
       Other .....................................     24,267     61,348
    Current portion of preferred stock subject to
       mandatory redemption ......................         80       --
    Notes payable ................................      1,400      1,200
    Accounts payable -
       Suppliers .................................     10,366     15,659
       Parent ....................................         77        674
       Affiliates, net ...........................       --            3
    Deferred cost of gas and supplier refunds, net      9,781       --
    Accrued general business and realty taxes ....        645      1,464
    Accrued income taxes .........................      2,595       --
    Accrued interest .............................      1,606      1,807
    Other ........................................        816      1,149
                                                     --------   --------
                                                       59,133     90,204
                                                     --------   --------
DEFERRED CREDITS:
    Deferred income taxes ........................     61,819     60,211
    Unamortized investment tax credits ...........      4,338      4,424
    Operating reserves ...........................      2,629      2,836
    Other ........................................      6,373      6,413
                                                     --------   --------
                                                       75,159     73,884
                                                     --------   --------
COMMITMENTS AND CONTINGENCIES (Note 4)

TOTAL CAPITALIZATION AND LIABILITIES .............   $370,099   $390,797
                                                     ========   ========

     The accompanying notes are an integral part of the consolidated financial statements.

                          PG ENERGY INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 1999         1998
                                                               ---------   ----------
                                                                (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ............................................   $  9,358    $  5,450
      Gain on sale of other property ........................       --          (976)
      Effects of noncash charges to income -
          Depreciation ......................................      5,223       4,918
          Deferred income taxes, net ........................      1,299       1,254
          Provisions for self insurance .....................        282         275
          Other, net ........................................      1,903       1,038
      Changes in  working  capital,  exclusive  of cash and
           current  portion of long-term debt and preferred
           stock -
               Receivables and accrued utility revenues .....     13,106      19,451
               Gas held by suppliers ........................      7,388       5,418
               Accounts payable .............................     (4,979)        183
               Deferred cost of gas and supplier refunds, net     15,839         320
               Other current assets and liabilities, net ....       (275)     (5,286)
      Other operating items, net ............................     (1,334)       (546)
                                                                --------    --------
                Net cash provided by operating activities ...     47,810      31,499
                                                                --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ............................     (9,357)    (12,257)
      Proceeds from the sale of other property ..............       --           980
      Other, net ............................................         56         115
                                                                --------    --------
               Net cash used for investing activities .......     (9,301)    (11,162)
                                                                --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Repurchase of preferred stock .........................        (86)        (80)
      Dividends on preferred stock ..........................       (104)       (642)
      Issuance of common stock ..............................       --         4,260
      Issuance of long-term debt ............................     13,800        --
      Repayment of long-term debt ...........................    (13,200)     (7,500)
      Net decrease in bank borrowings .......................    (37,795)    (15,346)
      Other, net ............................................         16          (2)
                                                                --------    --------
               Net cash used for financing activities .......    (37,369)    (19,310)
                                                                --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................      1,140       1,027
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        768         304
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  1,908    $  1,331
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ...............   $  5,021    $  5,238
                                                                ========    ========
         Income taxes .......................................   $  1,470    $  1,154
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

       Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections or the recoupment of any undercollections of gas costs, plus interest in either case.

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its tariff rates:

                          Change in                          Calculated
  Effective              Rate per MCF                    Increase (Decrease)
                    --------------------------
    Date               From             To                 in Annual Revenue
- -----------------   -----------    -----------     -----------------------------

June 1, 1999 ....   $   4.39       $   4.15               $(5,800,000)
March 1, 1999 ...       4.53           4.39                (3,200,000)
December 1, 1998        4.25           4.53                 7,100,000
September 1, 1998       4.18           4.25                 1,900,000
June 1, 1998 ....       3.95           4.18                 5,800,000
March 1, 1998 ...       4.05           3.95                (2,100,000)

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)    ACCOUNTING CHANGES

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The provisions of this statement, which are effective for fiscal quarters beginning after June 15, 2000, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. While the Company generally has not used derivative instruments, it expects to adopt, to the extent necessary, the provisions of FASB Statement No. 133 in the third quarter of 2000. The impact of such adoption on the Company's future financial condition and results of operations will depend upon a number of factors, including the extent to which the Company may use derivative instruments, and the designation and effectiveness of such derivative hedging market risk.

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

(5)    PROPOSED MERGER

       On June 7, 1999, the Board of Directors of PEI approved a definitive merger agreement with Southern Union Company ("Southern Union"), an international energy company headquartered in Austin, Texas. In accordance with the terms of the merger agreement, which is subject to the approval of the shareholders of both PEI and Southern Union, as well as regulatory approval and other customary conditions, PEI will merge with and into Southern Union and Southern Union will be the surviving company. On the same day, following the merger of PEI and Southern Union, Honesdale will be merged with and into PG Energy and immediately thereafter PG Energy will be merged into Southern Union.

       The merger agreement with Southern Union provides for each outstanding share of PEI's common stock to be exchanged for $32.00 in Southern Union common stock (subject to adjustment for market fluctuations) and $3.00 in cash, subject to adjustment for market fluctuations in the price of Southern Union common stock. Although there can be no certainty, PEI currently anticipates that the merger with Southern Union will be consummated in the fourth quarter of 1999.

                          PG ENERGY INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS
- ------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

       The  following  table  expresses   certain  items  in  the   consolidated
statements of income of PG Energy Inc. ("PG Energy") as percentages of operating revenues for each of the three-month period ended June 30, 1999 and 1998:

                                       Three Months Ended  Six Months Ended
                                           June 30,             June 30,
                                        ----------------   ----------------
                                        1999       1998     1999      1998
                                        -----     ------   ------     -----

OPERATING REVENUES ................     100.0%    100.0%    100.0%    100.0%
    Cost of gas ...................      46.7      48.7      56.4      55.5
                                        -----     -----     -----     -----
OPERATING MARGIN ..................      53.3      51.3      43.6      44.5
                                        -----     -----     -----     -----

OPERATING EXPENSES:
    Operation .....................      22.8      24.0      11.5      14.2
    Maintenance ...................       4.2       4.9       2.1       2.6
    Depreciation ..................       9.2       9.7       4.6       5.4
    Income taxes ..................      (1.3)     (3.5)      5.8       3.7
    Taxes other than income taxes .      11.3      11.4       6.7       7.6
                                        -----     -----     -----     -----
     Total operating expenses .....      46.2      46.5      30.7      33.5
                                        -----     -----     -----     -----

OPERATING INCOME ..................       7.1       4.8      12.9      11.0

OTHER INCOME (DEDUCTIONS),  NET ...      (0.4)      3.6      (0.1)      0.8

INTEREST CHARGES ..................      (8.6)     (9.8)     (4.5)     (5.8)
                                        -----     -----     -----     -----

NET INCOME ........................      (1.9)     (1.4)      8.3       6.0

DIVIDENDS ON PREFERRED STOCK ......      (0.2)     (1.3)     (0.1)     (0.7)
                                        -----     -----     -----     -----

EARNINGS APPLICABLE TO COMMON STOCK      (2.1)%    (2.7)%     8.2%      5.3%
                                        =====     =====     =====     =====

     o Three Months Ended June 30, 1999, Compared With Three Months Ended June 30, 1998

       Operating Revenues. Operating revenues increased $3.0 million (11.8%) from $25.1 million for the quarter ended June 30, 1998, to $28.1 million for the quarter ended June 30, 1999, primarily as a result of higher levels in PG Energy's gas cost rate, the impact of the rate increase granted PG Energy effective October 16, 1998 (see "-Rate Matters") and a 65 million cubic feet (2.4%) increase in sales by PG Energy to its residential and commercial heating customers. This increase in sales was attributable to slightly colder weather during the second quarter of 1999. The number of heating degree days increased by 40 (6.1%) from 652 (85.2% of normal) during the second quarter of 1998 to 692 (90.5% of normal) during the second quarter of 1999.

       Cost of Gas. The cost of gas increased $894,000 (7.3%) from $12.2 million for the second quarter of 1998 to $13.1 million for the second quarter of 1999, primarily because of the higher levels in PG Energy's gas cost rate (see "-Rate Matters") and the aforementioned increase in the volume of natural gas sold by PG Energy to its residential and commercial heating customers.

       Operating Margin. The operating margin increased $2.1 million (16.1%) from $12.9 million in the second quarter of 1998 to $15.0 million in the second quarter of 1999, largely as a result of the impact of the October 16, 1998, rate increase (see "-Rate Matters") and the increased sales to heating customers. As a percentage of operating revenues, the margin increased slightly from 51.3% in the second quarter of 1998 to 53.3% in the second quarter of 1999 due to the impact of the October 16, 1998, rate increase (see "-Rate Matters").

       Other Operating Expenses. Other operating expenses increased $1.3 million (11.1%) from $11.7 million for the quarter ended June 30, 1998, to $13.0 million for the quarter ended June 30, 1999. This increase was primarily attributable to a $519,000 increase in income taxes, from a tax benefit of $897,000 for the second quarter of 1998 to a tax benefit of $378,000 for the second quarter of 1999, as a result of a decrease in loss before income taxes (for this purpose, operating income net of interest charges). Also contributing to this increase was a $341,000 (5.6%) increase in operation expense, a $337,000 (11.8%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax related to the increase in sales and a $149,000 (6.1%) increase in depreciation expense as a result of additions to utility plant. The increase in operation expense was primarily attributable to a higher level of other postretirement benefit costs and an increase in amortization of computer software costs resulting from the installation of new financial systems. As a percentage of operating revenues, other operating expenses decreased from 46.5% during the quarter ended June 30, 1998, to 46.2% during the quarter ended June 30, 1999, primarily because of the proportionately higher level of operating revenues.

       Operating Income. As a result of the above, operating income increased by $782,000 (64.6%) from $1.2 million for the second quarter of 1998 to $2.0 for the second quarter of 1999, and increased as a percentage of total operating revenues for such periods from 4.8% in 1998 to 7.1% in 1999.

       Other Income (Deductions), Net. Other income (deductions), net decreased $1.0 million from income of $902,000 for the three-month period ended June 30, 1998, to a deduction of $115,000 for the three-month period ended June 30, 1999, largely as a result of a gain on the sale of nonutility property recorded in June, 1998, and the absence of any similar gain in 1999.

       Preferred Stock Dividends. Dividends on preferred stock decreased $269,000 (83.8%) from $321,000 for the second quarter of 1998 to $52,000 for the second quarter of 1999, largely as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Earnings (Loss) Applicable to Common Stock. The $66,000 (9.9%) decrease in loss applicable to common stock from $669,000 for the three-month period ended June 30, 1998, to $603,000 for the three-month period ended June 30, 1999, as well as the $.03 per share decrease in loss per share of common stock, from $.20 per share for the three-month period ended June 30, 1998, to $.17 per share for the three-month period ended June 30, 1999, were primarily the result of the increased operating income and the decrease in preferred stock dividends, as discussed above, the effects of which were largely offset by the decrease in other income (deductions), net. Also contributing to the decrease in loss per share of common stock was a 2.3% increase in the weighted average number of shares outstanding for the period.

     o Six Months Ended June 30, 1999, Compared With Six Months Ended June 30, 1998

       Operating Revenues. Operating revenues increased $22.3 million (24.7%) from $90.2 million for the six months ended June 30, 1998, to $112.5 million for the six months ended June 30, 1999, primarily as a result of a 1.9 billion cubic feet (16.7%) increase in sales by PG Energy to its residential and commercial heating customers that was attributable to more normal temperatures during the first six months of 1999. Also contributing to the increased revenues were higher levels in PG Energy's gas cost rate and the impact of the rate increase granted PG Energy effective October 16, 1998 (see "-Rate Matters"). The number of heating degree days increased by 492 (15.4%) from 3,185 (80.5% of normal) during the first six months of 1998 to 3,677 (93.0% of normal) during the first six months of 1999.

       Cost of Gas. The cost of gas increased $13.3 million (26.6%) from $50.1 million for the six-month period ended June 30, 1998, to $63.4 million for the six-month period ended June 30, 1999, primarily because of the aforementioned increase in the volume of natural gas sold by PG Energy to its residential and commercial heating customers and higher levels in PG Energy's gas cost rate (see "-Rate Matters").

       Operating Margin. The operating margin increased $9.0 million (22.4%) from $40.1 million in the six-month period ended June 30, 1998, to $49.1 million in the six-month period ended June 30, 1999, largely as a result of the aforementioned increased sales to heating customers and the impact of the October 16, 1998, rate increase (see "-Rate Matters"). As a percentage of operating revenues, the margin decreased slightly from 44.5% in the six-month period ended June 30, 1998, to 43.6% in the six-month period ended June 30, 1999, due to the proportionately higher cost of gas during the period.

       Other Operating Expenses. Other operating expenses increased $4.3 million (14.1%) from $30.2 million for the six-month period ended June 30, 1998, to $34.5 million for the six-month period ended June 30, 1999. This increase was primarily attributable to a $3.2 million increase in income taxes from $3.3 million for the six-month period ended June 30, 1998, to $6.5 million for the six-month period ended June 30, 1999, due to an increase in income before income taxes (for this purpose, operating income net of interest charges). Also contributing to this increase was a $629,000 (9.1%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax related to the increase in sales and a $298,000 (6.1%) increase in depreciation expense as a result of additions to utility plant. As a percentage of operating revenues, other operating expenses decreased from 33.5% during the six-month period ended June 30, 1998, to 30.7% during the six-month period ended June 30, 1999, primarily because of the proportionately higher level of operating revenues.

       Other Income (Deductions), Net. Other income (deductions), net decreased $886,000 from income of $775,000 for the six-month period ended June 30, 1998, to a deduction of $111,000 for the six-month period ended June 30, 1999, largely as a result of a gain on the sale of nonutility property recorded in June, 1998, and the absence of any similar gain in 1999.

       Operating Income. As a result of the above, operating income increased by $4.7 million (47.7%) from $9.9 million for the six-month period ended June 30, 1998, to $14.6 million for the six-month period ended June 30, 1999, and increased as a percentage of total operating revenues for such periods from 11.0% in 1998 to 12.9% in 1999.
       Preferred Stock Dividends. Dividends on preferred stock decreased $538,000 (83.8%) from $642,000 for the six-month period ended June 30, 1998, to $104,000 for the six-month period ended June 30, 1999, largely as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Earnings Applicable to Common Stock. The $4.4 million (92.5%) increase in earnings applicable to common stock, from $4.8 million for the six-month period ended June 30, 1998, to $9.3 million for the six-month period June 30, 1999, as well as the $1.22 per share increase in earnings per share of common stock, from $1.43 per share for the six-month period ended June 30, 1998, to $2.65 per share for the six-month period ended June 30, 1999, were primarily the result of the increased operating income and reduced preferred stock dividends, as discussed above. The increase in earnings per share also occurred despite a 3.8% increase in the weighted average number of shares outstanding for the period.

RATE MATTERS

       Rate Increases. By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

       Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections or the recoupment of any undercollections of gas costs, plus interest in either case.

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its gas tariff rates:

                          Change in                  Calculated
  Effective              Rate per MCF             Increase (Decrease)
                    -----------------------
    Date              From            To          in Annual Revenue
- ----------------    ---------      --------       -----------------

June 1, 1999 ....   $   4.39       $   4.15         $(5,800,000)
March 1, 1999 ...       4.53           4.39          (3,200,000)
December 1, 1998        4.25           4.53           7,100,000
September 1, 1998       4.18           4.25           1,900,000
June 1, 1998 ....       3.95           4.18           5,800,000
March 1, 1998 ...       4.05           3.95          (2,100,000)

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, the Company has made arrangements for a total of $57.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has six bank lines of credit with an aggregate borrowing capacity of $54.0 million which provide for borrowings at interest rates generally less than prime and which mature at various dates during 1999 and 2000. Honesdale has a $3.0 million revolving bank line of credit which provides for borrowing at a fixed rate of 6.75% and which matures in November, 1999. The Company intends to renew or replace these lines of credit as they expire. As of July 31, 1999, the Company had $20.0 million of borrowings outstanding under these bank lines of credit. In addition, as of July 31, 1999, PG Energy had $7.5 million outstanding under its borrowing arrangement with Pennsylvania Enterprises, Inc. ("PEI"), its parent company. Such interim borrowings by PG Energy from PEI will be repaid with proceeds from bank borrowings by PG Energy.

       The Company believes it will be able to raise in a timely manner such funds as are required for future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

       The Company periodically engages in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by the Company during the six-month period ended June 30, 1999.

Construction Expenditures and Related Financings

       Expenditures for the construction of utility plant totaled $9.1 million during the six months ended June 30, 1999 and are currently estimated to be $9.3 million during the remainder of the year. These expenditures will be financed with internally generated funds and bank borrowings pending the proposed merger with Southern Union Company (see Note 5 of the Notes to Consolidated Financial Statements) or, alternatively, the periodic issuance of long-term debt and capital stock.


Current Maturities of Long-Term Debt

       As of June 30, 1999, $31.8 million of PG Energy's long-term debt was required to be repaid within twelve months. The $31.8 million of long-term debt includes $14.3 million outstanding under PG Energy's bank lines of credit which is due at various dates during 1999 and 2000, $10.0 million of PG Energy's 9.23% series first mortgage bonds which mature September 1, 1999, and $7.5 million of borrowings from PEI which are due December 31, 1999.

       PG Energy intends to finance its current maturities of long-term debt with internally generated funds and bank borrowings pending the proposed merger with Southern Union Company (see Note 5 of the Notes to Consolidated Financial Statements) or, alternatively, the periodic issuance of long-term debt and capital stock.

Pending Redemption of Preferred Stock

       As one of the conditions to the proposed merger with Southern Union Company (see Note 5 of the Notes to Consolidated Financial Statements), the Company has agreed to redeem all of the outstanding shares of its preferred stock prior to the merger. Such redemption, which will involve an aggregate redemption price of $5.2 million, plus accrued dividends, will be funded with borrowings under PG Energy's bank lines of credit.

Year 2000 Readiness Disclosure

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, was completed in March, 1999, for all applications and devices that could have a material effect on the Company's operations, as well as most other applications and devices, and all such applications and devices are now year 2000 compliant. The plan is scheduled to be completed by September 30, 1999, with respect to the several relatively minor issues that remain outstanding. The plan involved the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company has utilized both internal resources and contract personnel to implement the plan.

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, nearly all of which had been expended as of June 30, 1999, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and because the plan is now essentially complete, management does not believe the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications made to the Company's customer information system and upgrading of its operating system software which were completed in March, 1999, resolved the primary year 2000 issues.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company has surveyed approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the status of its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company has evaluated its existing emergency and disaster recovery plans and has concluded that these plans are adequate to address such potential situations. The emergency and disaster recovery plans will, however, be modified, if necessary, based on any changes in the Company's continuing assessment of the year 2000 compliance of its critical suppliers and vendors. The Company's plans, as they now exist and as they may be so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.

Natural Gas Industry Restructuring

       In June, 1999, legislation was enacted in Pennsylvania which provides all customers of the larger natural gas utilities in the state with the right to choose their natural gas supplier. With respect to natural gas distribution companies such as PG Energy, the legislation requires that the companies offer all of their customers unbundled transportation services beginning on November 1, 1999. The PPUC is, however, permitted to extend such date for up to eight months (i.e. until July 1, 2000) for specific companies for good cause shown.

       While, under the terms of the legislation, the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy will continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy will not be so regulated. Customers can, however, continue to receive a bundled sales service from PG Energy which will be subject to price regulation by the PPUC. Essentially, the legislation extends the transportation service which has been available to PG Energy's larger customers for a number of years to all its customers, and customers will be able, if they so choose, to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       In accordance with provisions of the legislation, PG Energy submitted a restructuring filing with the PPUC on August 2, 1999. This filing describes the terms and conditions, and includes the tariffs by which PG Energy proposes to offer unbundled transportation service to all of its customers. In the filing, PG Energy has proposed that such service will be offered no later than April 1, 2000, once the appropriate customer education has been accomplished and the necessary information systems have been implemented. It is not possible, at this time, to determine if the PPUC will accept PG Energy's restructuring filing as submitted, or whether it will require certain modifications or revisions thereto.

       Because the legislation permits all customers of larger natural gas utilities to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy does not expect the legislation will result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it will incur in offering choice to all its customers (including those involving information systems and customer education) will generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, PG Energy does not believe that the enactment of the legislation will have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy will be subject regarding the sale of natural gas to its customers.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events, while expressed in good faith and believed by the Company to have a reasonable basis, may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the recently enacted legislation in Pennsylvania providing for the restructuring of the natural gas industry; the proposed merger with Southern Union Company (see Note 5 of the Notes to Consolidated Financial Statements); the impact of any year 2000 disruption; industrial, commercial and residential growth in the service territories of the Company and its subsidiary; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiary are subject or other external factors over which the Company has no control; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. Also, it is not possible for the Company to predict any new factors which may emerge and affect the Company and its subsidiary, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     On May 5, 1999, Pennsylvania Enterprises, Inc., the sole common shareholder of PG Energy Inc., executed an action in lieu of a meeting of shareholders re-electing the following incumbent directors of PG Energy Inc. to an additional one year term: Ronald W. Simms, William D. Davis, Thomas F. Karam, Robert J. Keating, James A. Ross, John D. McCarthy, Kenneth M. Pollock, John D. McCarthy, Jr. and Richard A. Rose, Jr.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

       2-1 Agreement of Merger between Southern Union Company and Pennsylvania Enterprises, Inc. dated as of June 7, 1999 -- filed as Exhibit 2-1 to Pennsylvania Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-7812.

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



                                                     PG ENERGY INC.
                                                      (Registrant)

Date:  August 3, 1999          By:               /s/ Donna M. Abdalla
      ----------------                  -------------------------------------
                                                     Donna M. Abdalla
                                                         Secretary

Date: August 3, 1999           By:               /s/ John F. Kell, Jr.
      ----------------                  -------------------------------------
                                                     John F. Kell, Jr.
                                          Vice President, Financial Services
                                          (Principal Financial Officer and
                                             Principal Accounting Officer)